Form 10-Q
period 1996-03-31
KERAVISION INC /CA/
filed 1996-05-13
CIK 946154

                                                       Total Number of Pages: 19
                                                                              --


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED March 31, 1996,

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

                         Commission file number 0-26208

================================================================================


                                KERAVISION, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                  77-0328942
       (State of Incorporation)                      (I.R.S. Employer
                                                    Identification No.)

                              48630 MILMONT DRIVE
                               FREMONT, CA  94538
                    (Address of principal executive offices)

                                 (510) 353-3000
                        (Registrant's telephone number)


===============================================================================


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X*     No
                                  -----       -----

     As of May 2, 1996, there were 12,279,511 shares of Common Stock outstanding.

* The Registrant has been subject to such filing requirements since July 27, 1995, the effective date of its Registration Statement on Form 8-A.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Balance Sheets as of March 31, 1996 and
              December 31, 1995............................................   3

              Condensed Statements of Operations for the three months
              ended March 31, 1996 and 1995................................   4

              Condensed Statements of Cash Flows for the three months
              ended March 31, 1996 and 1995................................   5

              Notes to Condensed Financial Statements......................   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  15

     Item 2.  Changes in Securities........................................  15

     Item 3.  Defaults upon Senior Securities..............................  15

     Item 4.  Submission of Matters to a Vote of Security Holders..........  15

     Item 5.  Other Items..................................................  15

     Item 6.  Exhibits and Reports on Form 8-K.............................  15

SIGNATURES.................................................................  16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31,    DECEMBER 31,
                                                                                 1996           1995
                                                                              -----------  --------------
                                                                              (Unaudited)     (Note 1)
                                                                              -----------  --------------
ASSETS
Current assets:
     Cash and cash equivalents..............................................    $ 17,301        $ 44,703
     Short-term investments.................................................      25,034              --
     Prepaid expenses.......................................................         122             272
                                                                                --------        --------

Total current assets.........................................................     42,457          44,975

Property and equipment, at cost:
     Manufacturing and laboratory equipment..................................      1,826           1,596
     Office furniture and fixtures...........................................        362             362
     Leasehold improvements..................................................        214             214
                                                                                --------        --------
                                                                                   2,402           2,172
Accumulated depreciation and amortization....................................     (1,376)         (1,298)
                                                                                --------        --------
     Net property and equipment..............................................      1,026             874
Other assets.................................................................         64              70
                                                                                --------        --------

Total assets.................................................................   $ 43,547        $ 45,919
                                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................   $    314        $    445
     Accrued payroll and related expenses....................................        227             124
     Accrued clinical trial costs............................................        818             779
     Other accrued liabilities...............................................        190             316
     Current portion of capital lease obligations............................        106             106
                                                                                --------        --------

Total current liabilities....................................................      1,655           1,770

Capital lease obligations....................................................         90             114
Commitments
Stockholders' equity:
     Preferred stock.........................................................         --              --
     Common stock............................................................         12              12
     Additional paid-in capital..............................................     75,726          75,710
     Deferred compensation...................................................       (440)           (477)
     Deficit accumulated during the development stage........................    (32,689)        (30,403)
     Notes receivable from stockholders......................................       (807)           (807)
                                                                                --------        --------

Total stockholders' equity...................................................     41,802          44,035
                                                                                --------        --------

        Total liabilities and total stockholders' equity.....................   $ 43,547        $ 45,919
                                                                                ========        ========

                            See accompanying notes.

                                KERAVISION, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT PER SHARE DATA; UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                                   NOVEMBER 6, 1986
                                                                                                       (DATE OF
                                                                             THREE MONTHS          INCORPORATION) TO
                                                                            ENDED MARCH 31,           MARCH 31, 1996
                                                                         --------------------      --------------------
                                                                           1996       1995
                                                                         --------   --------
Operating expenses:
     Research and development..........................................   $ 2,186    $ 1,242            $ 28,214
     General and administrative........................................       658        305               7,571
                                                                          -------    -------             -------
Loss from operations...................................................    (2,844)    (1,547)            (35,785)

Interest income, net...................................................       547         83               3,332
Other income (expense).................................................        --        (60)               (171)
                                                                          -------    -------            --------

Net Loss...............................................................   $(2,297)   $(1,524)           $(32,624)
                                                                          =======    =======            ========

Net loss per share.....................................................   $ (0.19)
                                                                          =======
Shares used in calculation of net loss per share.......................    12,266

Pro forma net loss per share...........................................              $ (0.18)
                                                                                     =======
Shares used in calculation of pro forma net loss per share.............                8,290

                            See accompanying notes.

                                KERAVISION, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                                    PERIOD FROM
                                                                                                                     NOVEMBER 6,
                                                                            THREE MONTHS      THREE MONTHS          1986 (DATE OF
                                                                               ENDED              ENDED           INCORPORATION) TO
                                                                          MARCH 31,  1996    MARCH 31, 1995         MARCH 31, 1996
                                                                       ------------------    ---------------      -----------------
Cash flows from operating activities:
  Net Loss............................................................       $ (2,297)           $(1,524)              $(32,624)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization.................................             84                 76                  1,578
        Interest receivable on stockholders' notes....................             --                 --                   (145)
        Amortization of deferred compensation.........................             37                 39                    577
        Loss on sales of securities and other.........................             --                 60                    244
        Prepaid expenses..............................................            150                 (4)                  (122)
        Accounts payable..............................................           (131)              (155)                   314
        Accrued liabilities...........................................             16                271                  1,235
                                                                             --------            -------               --------

           Total adjustments..........................................            156                287                  3,681
                                                                             --------            -------               --------

           Net cash used in operating activities......................         (2,141)            (1,237)               (28,943)
                                                                             --------            -------               --------

Cash flows from investing activities:
  Purchases of short-term investments.................................        (25,023)            (1,980)               (35,877)
  Sales of short-term investments.....................................             --              1,427                  6,690
  Maturities of short-term investments................................             --              1,000                  3,990
  Capital expenditures................................................           (230)               (18)                (2,179)
  Other assets........................................................             --                 (1)                  (224)
                                                                             --------            -------               --------

          Net cash provided by (used in) investing activities.........        (25,253)               428                (27,600)
                                                                             --------            -------               --------

Cash flows from financing activities:
  Principal payments under capital lease obligations..................            (24)               (25)                  (334)
  Proceeds from sales-leaseback of capital equipment..................             --                 --                    271
  Proceeds from issuance of equity securities, net of repurchases.....             16                  5                 72,157
  Proceeds from issuance of notes payable.............................             --                 --                  1,750
                                                                             --------            -------               --------

           Net cash provided by (used in) financing activities........             (8)               (20)                73,844
                                                                             --------            -------               --------

Net increase (decrease) in cash and cash equivalents..................        (27,402)              (829)                17,301

Cash and cash equivalents at the beginning of the period..............         44,703              1,247                     --
                                                                             --------            -------               --------

Cash and cash equivalents at the end of the period....................       $ 17,301            $   418               $ 17,301
                                                                             ========            =======               ========


                            See accompanying notes.

                                KERAVISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), a development stage entity, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1996 and the statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1995. The accompanying condensed balance sheet at December 31, 1995 is derived from audited financial statements at that date.

  Results for any interim period are not necessarily indicative of results for any other interim period of for the entire year.

  2. NET LOSS PER SHARE

  Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through July 31, 1995 using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock. Pro forma net loss per share for the three months ended March 31, 1995, has been computed as described above and also gives effect to the conversion of redeemable convertible preferred shares not included above that automatically converted into common shares upon completion of the CompanyOs initial public offering (using the if-converted method) from the original date of issuance.

  3. SHORT-TERM INVESTMENTS

  The Company's short-term investments at March 31, 1996, classified as available-for-sale securities, were composed of the following (in thousands):

                                                    Estimated Fair
                                                         Value
                                                    --------------

                   U.S. Government Obligations          $11,971
                   Corporate Debt Securities              9,057
                   Municipal Investments                  4,006
                                                        -------
                                                        $25,034
                                                        =======

   Gross realized and unrealized gains/losses were not significant during the periods ended March 31, 1996 and 1995.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

  The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

OVERVIEW

  Since its founding in November 1986, the Company has been engaged in the research and development of the Intrastromal Corneal Ring (the "Corneal Ring") and related technology. The Company has generated no revenues from the sales of products and therefore has been unprofitable since inception and is considered to be a development stage company. For the period from incorporation to March 31, 1996, KeraVision has incurred cumulative net losses of $32.6 million. The Company does not expect to generate significant revenues in either 1996 or 1997 and expects to continue to incur substantial losses through at least the year ending December 31, 1997. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

  The research, manufacture, sale and distribution of medical devices such as the Corneal Ring are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including the Company's Corneal Ring, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Foreign governments also have review processes for medical devices which present many of the same risks.

  The Company is currently conducting Phase II clinical trials for the Corneal Ring. The Company does not believe it will be able to complete development of, obtain regulatory approval for and begin commercial sales of the Corneal Ring in Europe before late 1996 or early 1997, or in the United States before late 1999, if ever. There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the Corneal Ring are complete, there can be no assurance that the Corneal Ring will perform in the manner anticipated. There can be no assurance that the Corneal Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government agency or that the Corneal Ring or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the Corneal Ring or any other potential products or ever achieve profitable operations.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

  Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended March 31, 1996 were $2.2 million, an increase of $0.9 million from the three-month period ended March 31, 1995. The increase is attributable to increased activities related to clinical trials and additional investments in research and development of the Corneal Ring and related technologies. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

  General and administrative expenses of $0.7 million were incurred in the three-month period ended March 31, 1996, an increase of $0.4 million from the $0.3 million incurred in the comparable prior year period. The increase was primarily the result of increased expenses associated with marketing efforts, hiring of personnel and operating as a public company.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

  The Company recorded $0.5 million of net interest income for the three months ended March 31, 1996, as compared to $0.1 million for the previous year. Interest income increased due to the short-term investment of net proceeds of $44.4 million from the Company's initial public offering completed on August 2, 1995. The net loss of $2.3 million for the three-month period ended March 31, 1996, increased $0.8 million from the $1.5 million reported in the comparable prior year period. The Company believes that its net loss will significantly increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock and interest income. The Company completed an initial public offering of its Common Stock on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Through June 30, 1995 the Company had raised approximately $29.5 million from the sale of common and preferred stock and related warrants. The Company's capital expenditures have aggregated since inception to $2.2 million through March 31, 1996 and cash used to fund operating activities since incorporation is $28.9 million. Cash used in operating activities for the first three months of 1996 has increased to $2.1 million from $1.2 million in the same period of the prior year, reflecting increasing net losses principally related to increased research and development expenditures. Cash, cash equivalents and short-term investments were $42.3 million at March 31, 1996.

  The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, production costs, the establishment of a sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and short-term investments will enable it to maintain its current and planned operations for at least the next 24 months.

  The Company's cash requirements may vary materially from those now planned because of results of research, development, and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. As a result, the Company may need to raise additional funds in the form of equity or debt financing to fund its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements, in either case on favorable terms or at all.


FORWARD LOOKING STATEMENTS

  The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to, significant unforeseen delays in the regulatory approval process as a result of (i) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the Corneal Ring, (ii) the FDA's failure to schedule advisory review panels, (iii) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (iv) complications relating to the Corneal Ring or the surgical procedure, (v) competitive products and technology, and (vi) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth below in this Item 2.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

CERTAIN RISK FACTORS AFFECTING THE COMPANY, ITS BUSINESS AND ITS STOCK PRICE

  Early Stage of Product Development; Operating Losses; Uncertainty of
Product Development and Future Revenue. KeraVision, founded in 1986, has not completed development of any products or generated any revenues to date. Accordingly, the Company is classified as a development stage company and is subject to the uncertainties and risks associated with any such company. The Company has experienced operating losses every year since its incorporation. Such losses have resulted principally from costs incurred in research and development and clinical trials for the Corneal Ring. The Company expects to incur substantial and increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will be able to generate product revenue or achieve profitability on a sustained basis or at all.

  To obtain revenue, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market products. The time frame for achievement of market success for any potential product is long and uncertain. The Company has only recently completed enrollment of patients for its United States Phase II clinical trials for its first potential product, the Corneal Ring. The Corneal Ring will require additional clinical studies and significant investment of capital prior to commercialization. There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the Corneal Ring are complete, there can be no assurance that the Corneal Ring will perform in the manner anticipated, or that results observed in animal, eye-bank or human nonfunctional and sighted-eye testing will be experienced in long-term use of the Corneal Ring in human sighted eyes. There can be no assurance that the Corneal Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government agency or that the Corneal Ring or any other product developed by the Company will be commercially successful.

  Government Regulation and Need for Product Approvals. The research, manufacture, sale and distribution of medical devices such as the Corneal Ring is subject to regulations imposed by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the U.S., most medical devices, including the Company's Corneal Ring, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. FDA approval will be required for commencement of additional clinical studies, which must be conducted prior to applying for FDA approval to market the Corneal Ring in the United States. The Company cannot, however, predict with certainty when it might first submit a Premarket Approval (''PMA'') application to the FDA or apply for foreign regulatory approvals. Similarly, the Company cannot predict when, if at all, it will obtain FDA or foreign regulatory approvals to market the Corneal Ring. Failure to obtain required FDA or foreign regulatory agency approvals would prevent the Company from marketing the Corneal Ring in the jurisdiction regulated by such agency.

  Significant unforeseen delays in the approval process could occur as a result of determinations by the FDA that the clinical data collected are insufficient to support the safety and efficacy of one or more of the devices for their intended uses, the FDA's failure to schedule advisory review panels, changes in review guidelines, FDA procedures, regulations or administrative interpretations. Delays in obtaining requisite regulatory approvals, or the failure to obtain required clearances or approvals in the United States and other countries, would adversely affect or prevent the marketing of the Corneal Ring, impair the Company's ability to generate funds from operations, and may furnish a competitive advantage to other companies that compete with the Company. The Company may also be required to demonstrate that the Corneal Ring represents an improved form of treatment over existing alternatives and/or that the expected benefits of the Corneal Ring outweigh any of the risks associated with its use. There can be no assurance that the Company will be able to obtain required approvals or clearances in the United States or certain foreign countries for the intended use of the Corneal Ring or any other of its potential products.

  If the Corneal Ring is approved for the correction of myopia, it may be subject to additional post-market testing and surveillance programs required by the regulatory agencies. As the developer of the Corneal Ring, the Company is required to meet certain current Good Manufacturing Practices (''GMP''). In

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

the event that the Company were to manufacture the Corneal Ring, the Company would be required to adhere to additional GMP requirements for the development and distribution of the Corneal Ring. The Company will be required to engage in extensive recordkeeping and reporting, and possibly to conduct extensive post-market surveillance or other device follow-up. Ongoing compliance with GMP, labeling and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries. In addition, regulatory approval of prices is generally required in many foreign countries. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution, and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing clearance generally are subject to FDA export permit requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

  All of the above described government regulation and product approval risks will apply to the Corneal Ring and any future potential product of the Company. Government regulation may become more restrictive in the future. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon the Company's ability to conduct business. As part of the process to commercialize in Europe, the Company is currently working towards obtaining the CE mark status. The Company believes not being able to obtain the CE mark status will have an adverse effect on penetration of the European market.

  Need for Market Acceptance of the Corneal Ring and Other Products; Limitations on Potential Market. The Company's future performance will depend to a substantial degree upon market acceptance of, and the Company's ability to successfully manufacture, market, deliver and support, the Corneal Ring and related products. The extent of, and rate at which, market acceptance and penetration are achieved by the Corneal Ring and future products is a function of many variables including, but not limited to, price, safety, efficacy, reliability and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. To be successful, the Company's Corneal Ring will have to be accepted by ophthalmic surgeons as well as myopic patients. Many of these surgeons may have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques. Accordingly, there can be no assurance that the Corneal Ring or any future product will achieve or maintain acceptance in their target markets. Similar risks may confront other products developed by the Company in the future.

  The Corneal Ring is designed to treat myopia. Of the 70 million myopic people in the United States, an estimated 22 million patients in the age range of 25 to 54 have low to moderate myopia without significant astigmatism. The Company views this age group as the primary population for refractive surgery because of a lack of refractive stability in younger patients, and a possible preference for eyeglasses and contact lenses among older patients. In addition to age and degree of myopia, the Company believes that the potential market for the Corneal Ring may be further limited by the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery. The Company also expects that the market will be affected by the relative attractiveness and affordability of other refractive surgical techniques.

  Lack of Long-Term Follow-Up Data; Complications and Visual Side Effects. The Company has developed only limited clinical data to date on the safety and efficacy of the Corneal Ring in correcting myopia, and has not yet developed any long-term safety or efficacy data. The Corneal Ring technology is relatively new technology. The first procedure for the treatment of myopia using the Corneal Ring was performed in 1991, and to date only a limited number of procedures have been conducted. The Corneal Ring is in United States Phase II clinical trials, and it cannot yet be determined if the Corneal Ring technology will prove to be effective for the predictable treatment of myopia or other common vision problems. There can be no assurance that the initial clinical trial results are necessarily indicative of future

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

clinical trial results. Because KeraVision has conducted only limited clinical studies to date, there can be no assurance that long-term safety and efficacy data when collected will be consistent with these clinical trial results and will demonstrate that the Corneal Ring can be used safely and successfully to treat myopia in a broad segment of the population or on a long-term basis.

  All surgical procedures, including the Corneal Ring procedure, involve some inherent risk of complications. Certain complications have been observed in a small number of patients who have received the Corneal Ring, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications observed to date with the Corneal Ring appear to be related to surgical technique. These complications are typically caused by the placement of the incision and include, among other things: small stromal defects in the upper region of the cornea near the incision; a single, nonprogressive blood vessel entering along the incision; induced astigmatism; and a temporary reduction in central corneal sensation. Furthermore, there have been patients who had their Corneal Rings removed due to a surgery-related infection. In addition, patients undergoing the Corneal Ring procedure have reported certain visual side effects. These include glare, haloes and reduced night vision. The preliminary clinical results have suggested that as the surgical incision heals, the incidence of these visual side effects may decrease. No assurance can be given that these complications or side effects will not be serious or lasting or will not impair or preclude the Company from obtaining regulatory approval for its potential products.

  Reliance on a Single Potential Product. The Company has concentrated its efforts primarily on the development of the Corneal Ring for the correction of myopia and will be dependent upon the successful development of that potential product to generate revenues. The Company has performed only limited research on other applications of the Corneal Ring technology. There can be no assurance that the Corneal Ring technology will prove safe and effective in vision correction, or that if proven safe and effective, the technology will be successfully commercialized.

  Dependence on Patents and Proprietary Technology. The Company has depended and will continue to depend substantially on its technological expertise in the development and manufacture of the Corneal Ring and any other potential products. In addition, the commercial success of the Company will depend in part on acquiring and maintaining patent and trade secret protection with respect to the Corneal Ring technology, the Corneal Ring and any other potential products the Company seeks to develop. There can be no assurance that the Company will be successful in obtaining necessary patents or license rights, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. A large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting in the cornea a solid ring. Because this method requires the use of a solid ring, it necessitates a continuous 360 degree incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. The Company does not believe it is infringing any of such patents. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal corneal ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in proceedings before the U.S. Patent and Trademark Office, which could result in substantial cost to the Company and/or be decided adversely to the Company.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

  The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees, consultants, investigators and advisors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

  Intense Competition and Rapid Technological Change. The Company is engaged in a rapidly evolving field. There are many companies, both public and private, universities and research laboratories engaged in activities relating to research on vision correction alternatives, including RK, PRK, Laser in situ Keratomileusis ("LASIK"), Automated Lamellar Keratoplasty ("ALK") and refractive intraocular lenses. Competition from these companies, universities and laboratories is intense and expected to increase. Two companies, Summit Technology and VISX, have conducted Phase III clinical studies in the United States to evaluate PRK for the treatment of myopia. Both companies have received approval to market their products in the United States. In addition to Summit Technology and VISX, there are a number of other entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmBH (Germany), Chiron-Technolas (Germany), Nidek (Japan) and Schwind (Germany). Furthermore, a large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting in the cornea a solid ring. Because this method requires the use of a solid ring, it necessitates a continuous 360 degree incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal corneal ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts. Many of these companies and institutions have substantially greater resources, research and development staffs, facilities, experience in research and development, obtaining regulatory approval and manufacturing and marketing medical device products than the Company, and represent significant long-term competition for the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed product obsolete or noncompetitive. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience. Finally, the Company intends to market its proposed products to people whose vision can be corrected with eyeglasses or contact lenses. There can be no assurance that these persons will elect to undergo surgical insertion of the Corneal Ring when such non-surgical vision-correction alternatives are available.

  No Manufacturing Experience; Dependence on Third Parties. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities may involve technical challenges for the Company. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. The Company may consider seeking collaborative arrangements with other companies to manufacture certain of its potential products, including the Corneal Ring. In addition, the manufacturer of the Company's potential products will be subject to periodic inspection by regulatory authorities. Any such operations must undergo GMP compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. If the Company is dependent upon third parties for the manufacture of its proposed products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position.

  No Sales or Marketing Experience. The Company has never marketed or sold a product and there are no implantable corneal devices currently being marketed and sold to treat refractive problems. The Company intends to market and sell the Corneal Ring and related technology in the United States and certain foreign countries, if and when required regulatory authorization is obtained, through a direct sales force or a combination of a direct sales force and distributors. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

  Risk of Product Liability Litigation; Potential Unavailability of Insurance. The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its Corneal Ring or other future potential products are alleged to have resulted in adverse effects. While the Company has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company has, and prior to commercialization of any of its products, intends to maintain, product liability insurance in the amount of $1.0 million per claim with an annual aggregate limit of $2.0 million. After any commercialization of its products, the Company will seek to obtain an appropriate increase in its coverage; however, there can be no assurance that adequate insurance coverage will continue to be available at an acceptable cost, if at all, before or after commercialization of any of its products. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

  Future Capital Requirements and Uncertainty of Future Funding. The Company anticipates that the existing cash, cash equivalents and short-term investments will enable it to maintain its current and planned operations for at lease the next 24 months. However, the Company will be required to commit substantial resources to conduct the research and development, clinical studies and regulatory activities necessary to bring any potential medical device product to market and to establish production, marketing and sales capabilities. There can be no assurance that the Company's current cash, cash equivalents and short-term investments will be sufficient to fund the Company's operations to profitability or through completion of the United States Phase III clinical trial for the Corneal Ring for the treatment of myopia. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private debt or equity financings. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The Company currently has no commitments for any additional financings, and there can be no assurance that any such financings, if needed, will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, clinical studies and/or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

  Dependence on Sole Source Supplier. The raw material used in manufacturing the Corneal Ring is currently purchased from a single source. Although the Company has not experienced difficulty acquiring this material for the manufacture of its products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors, which would require additional regulatory submissions. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

  International Sales and Operations Risks. The Company initially plans to sell the Corneal Ring and any future products to customers outside of the United States. In addition, the Company may begin manufacturing or operating activities outside of the United States. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the imposition of the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates, increases in duty rates and difficulties in obtaining export licenses. There can be no assurance that the Company will be able to successfully commercialize the Corneal Ring or any future product in any foreign market.

  Dependence on and Need for Additional Key Personnel. The success of the Company and of its business strategy is dependent in large part on the ability of the Company to attract and retain key management, scientific and operating personnel. Such persons are in high demand and are often subject to competing employment offers. The Company will need to develop expertise and add skilled personnel or retain consultants in such areas as research and development, clinical testing, government approvals, sales, marketing and manufacturing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed for its business. The Company currently has a small research and management group with limited operating experience. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed could have a material adverse effect on the Company. The Company does not have employment agreements with any of its employees.

  Possible Volatility of Stock Price. The market prices for securities of medical device companies have been highly volatile. Announcements regarding the results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by the Company or its competitors, government regulations, developments concerning proprietary rights or public concern as to safety of technology have historically had, and are expected to continue to have, a significant impact on the market prices of the stocks of medical device companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in operating results.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

  Not applicable.

ITEM 2.     CHANGES IN SECURITIES

  Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5.     OTHER ITEMS

  Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:  See exhibit index on page 17.
  (b)  Reports on Form 8-K:  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KERAVISION, INC.



                                    /s/ Mark Fischer-Colbrie
                                    ------------------------
                                    Mark Fischer-Colbrie
                                    Vice President, Finance and Administration
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:  May 6, 1996

                                 EXHIBIT INDEX
                                 -------------


EXHIBITS                                                             PAGE NUMBER
- - - --------                                                             -----------

11.1      Statement computation of net income (loss) per share           18

27        Financial Data Schedule                                        19