Form 10-Q
period 1996-06-30
KERAVISION INC /CA/
filed 1996-08-13
CIK 946154

                                                 Total Number of Pages:  12
                                                                        -----


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTER ENDED June 30, 1996,

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                        Commission file number 0-26208



===============================================================================

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

                             Yes    X *   No
                                  ------     ------

        As of August 5, 1996, there were 12,353,409 shares of Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


     Item 1.   Condensed Balance Sheets as of June 30, 1996 and
               December 31, 1995............................................   3

               Condensed Statements of Operations for the three
               months and six months ended June 30, 1996 and 1995...........   4

               Condensed Statements of Cash Flows for the six months
               ended June 30, 1996 and 1995.................................   5

               Notes to Condensed Financial Statements......................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................   7


PART II. OTHER INFORMATION


     Item 1.   Legal Proceedings............................................   9

     Item 2.   Changes in Securities........................................   9

     Item 3.   Defaults upon Senior Securities..............................   9

     Item 4.   Submission of Matters to a Vote of Security Holders..........   9

     Item 5.   Other Items..................................................   9

     Item 6.   Exhibits and Reports on Form 8-K.............................   9


SIGNATURES..................................................................  10

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS:

                               KERAVISION, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                        -----------------------------
                                           (Unaudited)     (Note 1)
                                        -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents.............    $ 10,255        $ 44,703
   Short-term investments................      29,386              --
   Prepaid expenses......................         349             272
                                             --------        --------

Total current assets.....................      39,990          44,975

Property and equipment, at cost:
   Manufacturing and laboratory equipment       1,957           1,596
   Office furniture and fixtures.........         381             362
   Leasehold improvements................         215             214
                                             --------        --------
                                                2,553           2,172
Accumulated depreciation and.............      (1,459)         (1,298)
 amortization............................    --------        --------
   Net property and equipment............       1,094             874
Other assets.............................         123              70
                                             --------        --------

Total assets.............................    $ 41,207        $ 45,919
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................    $    677        $    445
   Accrued payroll and related expenses..         218             124
   Accrued clinical trial costs..........         924             779
   Other accrued liabilities.............         226             316
   Current portion of capital lease......         106             106
    obligations..........................    --------        --------

Total current liabilities................       2,151           1,770

Capital lease obligations................          69             114
Commitments
Stockholders' equity:
   Preferred stock.......................          --              --
   Common stock..........................          12              12
   Additional paid-in capital............      75,942          75,710
   Deferred compensation.................        (403)           (477)
   Deficit accumulated during the........     (35,757)        (30,403)
    development stage
   Notes receivable from stockholders....        (807)           (807)
                                             --------        --------

Total stockholders' equity...............      38,987          44,035
                                             --------        --------

Total liabilities and total..............    $ 41,207        $ 45,919
 stockholders' equity                        ========        ========

                            See accompanying notes.

                                KERAVISION, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT PER SHARE DATA; UNAUDITED)

                                                                                                        PERIOD FROM
                                                                                                         NOVEMBER 5,
                                                                                                        1986 (DATE OF
                                                                                                        INCORPORATION)
                                               THREE MONTHS                   SIX MONTHS                 TO JUNE 30,
                                              ENDED JUNE 30,                 ENDED JUNE 30,                  1996
                                        ------------------------          -------------------         ------------------
                                           1996          1995               1996      1995
                                        ----------    ----------          --------   --------

Operating expenses:
 Research and development...............     $  2,843         $  1,778        $  5,029       $  3,020        $  31,057
 General and administrative.............          865              433           1,523            738            8,436
                                            -----------      -----------     -----------    -----------     ------------
Loss from operations....................     $ (3,708)        $ (2,211)       $ (6,552)      $ (3,758)       $ (39,493)

Interest income, net....................          548               56           1,094            139            3,880
Other income (expense)..................           --               --              --            (60)            (171)
                                           ------------      -----------     -----------    -----------     ------------
Net Loss................................     $ (3,160)        $ (2,155)       $ (5,458)      $ (3,679)       $ (35,784)
                                           ============      ===========     ===========    ===========     ============
Net loss per share......................     $  (0.26)                        $  (0.44)
                                           ============                      ===========
Shares used in calculation of net loss
 per share..............................       12,313                           12,290

Pro forma net loss per share............                      $ (0.26)                       $ (0.44)
                                                             ==========                    ===========
Shares used in calculation of pro forma
 net loss per share.....................                        8,290                          8,290



                            See accompanying notes.

                                KERAVISION, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             PERIOD FROM
                                                                                              NOVEMBER 6,
                                                                                             1986 (DATE OF
                                                 SIX MONTHS            SIX MONTHS            INCORPORATION)
                                                    ENDED                 ENDED               TO JUNE 30,
                                                JUNE 30, 1996         JUNE 30, 1995               1996
                                               -------------------------------------------------------------------
Cash flows from operating activities:
  Net Loss.....................................  $ (5,458)              $(3,679)                $(35,784)
  Adjustments to reconcile net income to
   net cash used in operating activities:
          Depreciation and amortization........       108                   153                    1,602
          Interest receivable on
           stockholders' notes.................        --                    --                     (145)
          Amortization of deferred
           compensation........................        74                    97                      614
          Loss on sales of securities
           and other...........................        --                    60                      244
          Prepaid expenses.....................       (77)                  (19)                    (349)
          Accounts payable.....................       232                  (111)                     677
          Accrued liabilities..................       149                   729                    1,367
                                                 --------               -------                 --------

               Total adjustments...............       486                   909                    4,010
                                                 --------               -------                 --------

               Net cash used in
                operating activities...........    (4,972)               (2,770)                 (31,774)
                                                 --------               -------                 --------
Cash flows from investing activities:
  Purchases of short-term investments..........   (33,355)               (2,970)                 (40,137)
  Sales of short-term investments..............     4,073                 3,671                    6,690
  Maturities of short-term investments.........        --                 3,990                    3,990
  Capital expenditures.........................      (381)                  (26)                  (2,330)
  Other assets.................................        --                     7                     (224)
                                                 --------               -------                 --------
               Net cash provided by (used in)
                investing activities...........   (29,663)                4,672                  (32,011)
                                                 --------               -------                 --------

Cash flows from financing activities:
  Principal payments under capital
   lease obligations...........................       (45)                 (48)                     (355)
  Proceeds from sales-leaseback of
   capital equipment...........................        --                   --                       271
  Proceeds from issuance of equity
   securities, net of repurchases..............       232                    5                    72,374
  Proceeds from issuance of notes payable......        --                   --                     1,750
                                                 --------              -------                  --------

               Net cash provided by (used in)
                financing activities...........      187                  (43)                   74,040
                                                 --------               -------                 --------

Net increase (decrease) in cash and
 cash equivalents..............................   (34,448)                1,859                   10,255

Cash and cash equivalents at the
 beginning of the period.......................    44,703                 1,247                       --
                                                 --------               -------                 --------
Cash and cash equivalents at the end
 of the period.................................  $ 10,255               $ 3,106                 $ 10,255
                                                 ========               =======                 ========



                            See accompanying notes.

                               KERAVISION, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), a development stage company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1996, the statements of cash flows for the six-month periods ended June 30, 1996 and 1995 and the statements of operations for the three-and six-month periods ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1995. The accompanying condensed balance sheet at December 31, 1995 is derived from audited financial statements at that date.

  Results for any interim period are not necessarily indicative of results for any other interim period of for the entire year.

  2. NET LOSS PER SHARE

  Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through July 31, 1995 using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock. Pro forma net loss per share for the three-and six-months ended June 30, 1995, has been computed as described above and also gives effect to the conversion of redeemable convertible preferred shares not included above that automatically converted into common shares upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

  3. SHORT-TERM INVESTMENTS

  The Company's short-term investments at June 30, 1996, classified as available-for-sale securities, were composed of the following (in thousands):

                                          Estimated Fair
                                              Value
                                         -----------------
        U.S. Government Obligations          $12,140
        Corporate Debt Securities             12,246
        Municipal Investments                  5,000
                                         ------------------
                                             $29,386
                                         ==================

  All short-term investments mature within one year. Gross realized and unrealized gains/losses were not significant during the periods ended June 30, 1996 and 1995.

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

OVERVIEW

     Since its founding in November 1986, the Company has been engaged in the research and development of the Intrastromal Corneal Ring (the "KeraVision Ring") and related technology. The Company has generated no revenues from the sales of products and therefore has been unprofitable since inception and is considered to be a development stage company. For the period from incorporation to June 30, 1996, KeraVision has incurred cumulative net losses of $35.8 million. The Company does not expect to generate significant revenues in either 1996 or 1997 and expects to continue to incur substantial losses through at least the year ending December 31, 1997. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

     The research, manufacture, sale and distribution of medical devices such as the KeraVision Ring are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including the Company's KeraVision Ring, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Foreign governments also have review processes for medical devices which present many of the same risks.

     The Company is currently conducting Phase II clinical trials for the KeraVision Ring. The Company does not believe it will be able to complete development of, obtain regulatory approval for and begin commercial sales of the KeraVision Ring in Europe before late 1996 or early 1997, or in the United States before late 1999, if ever. There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. There can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government agency or that the KeraVision Ring or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the KeraVision Ring or any other potential products or ever achieve profitable operations.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended June 30, 1996 were $2.8 million, an increase of $1.1 million from the three-month period ended June 30, 1995. The increase is attributable to increased activities related to clinical trials, additional staffing and continued investments in research and development. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

     General and administrative expenses of $0.9 million were incurred in the three-month period ended June 30, 1996, an increase of $0.4 million from the $0.4 million incurred in the comparable prior year period. The increase was primarily the result of increased expenses associated with marketing efforts, hiring of personnel and the preparation for future European commercialization.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS: (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  The Company recorded $0.5 million of net interest income for the three months ended June 30, 1996, as compared to $0.06 million for the previous year. Interest income increased due to the short-term investment of net proceeds of $44.4 million from the Company's initial public offering completed on August 2, 1995. The net loss of $3.2 million for the three-month period ended June 30, 1996, increased $1.0 million from the $2.2 million reported in the comparable prior year period. The Company believes that its net loss will significantly increase in future periods.

  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

  Research and development expenses for the six-month period ended June 30, 1996 were $5.0 million, an increase of $2.0 million from the comparable six-month period in the prior year. This 67% increase was due to higher expenses related to clinical study, staffing and continued investments in research and development. Research and development expenses represent 77% of the loss from operations of $6.6 million in the six-month period ended June 30, 1996 and 80% of the loss from operations of $3.8 million for the prior-year period.

  General and administrative expenses for the six-month periods ended
June 30, 1996 and 1995 were $1.5 million and $0.7 million, respectively. Consistent with the three-month comparison, the increase in general and administrative expenses is primarily the result of increased marketing efforts relating to the preparation for potential future European commercialization and increased expenditures associated with the hiring of employees.

  The Company recorded $1.1 million of net interest income for the six-month period ended June 30, 1996, as compared to $0.1 million for the same period in 1995. Interest income increased due to the short-term investment of proceeds from the initial public offering completed on August 2, 1995. The net loss for the six-month period ended June 30, 1996 was $5.5 million, an increase of $1.8 million over the loss of $3.7 million in the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock and interest income. The Company completed an initial public offering on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Through June 30, 1995 the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. The Company's capital equipment expenditures have aggregated since inception to $2.3 million through June 30, 1996. Cash used to fund operating activities since incorporation is $31.8 million. Cash used in operating activities for the first six months of 1996 has increased to $5.0 million from $2.8 million in the same period of the prior year, reflecting increasing net losses principally related to increased research and development expenditures. Cash, cash equivalents and short-term investments were $39.6 million at June 30, 1996.

  The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, production costs, the establishment of a sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and short-term investments will enable it to maintain its current and planned operations through 1997.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS: (CONTINUED)

FORWARD LOOKING STATEMENTS

     The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to, (i) significant unforeseen delays in the FDA or foreign regulatory approval process (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the Corneal Ring, (iii) the FDA's failure to schedule advisory review panels, (iv) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the Corneal Ring or the surgical procedure, (vi) competitive products and technology, and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1 of the Company's Form 10K for the year ended December 31, 1995 and in other filings made with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        Not applicable.

ITEM 2.   CHANGES IN SECURITIES

        Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. The 1996 Annual Meeting of Stockholders of the Company was held pursuant to notice at 9:30 a.m., Pacific time on May 2, 1996 at Company's offices in Fremont, California. There were present at the meeting, in person or represented by proxy, the holders of 9,752,093 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

     (a) As listed below, all of Management's nominees for directors were elected at the meeting:

                                    NO. OF COMMON          NO. OF COMMON
        NAME OF NOMINEE             VOTES IN FAVOR         VOTES WITHHELD
     -------------------        -------------------     ------------------
     David W. Chonette                9,743,893                8,200
     Michael A. Henos                 9,743,893                8,200
     Steven N. Weiss                  9,743,893                8,200

     (b) The appointment of Ernst & Young LLP as independent public accounts of the Company for the fiscal year ending December 31, 1996 was ratified and approved with 9,746,937 Common shares voting in favor and 5,155 Common shares voting against or abstaining.

ITEM 5.  OTHER ITEMS

  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:  See exhibit index on page 11.
  (b)  Reports on Form 8-K:  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KERAVISION, INC.



                                    /s/Mark Fischer-Colbrie
                                    -------------------------------------------
                                    Mark Fischer-Colbrie
                                    Vice President, Finance and Administration
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:  August 13, 1996

                                 EXHIBIT INDEX
                                 -------------



EXHIBITS                                                           PAGE NUMBER
- --------                                                           -----------


11.1     Statement computation of net income (loss) per share           12

27       Financial Data Schedule