Form 10-Q
period 1996-09-30
KERAVISION INC /CA/
filed 1996-11-07
CIK 946154

                                                       Total Number of Pages: 12
                                                                              --


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996,

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

================================================================================

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X   No
                                  -----    -----

     As of November 1, 1996, there were 12,428,351 shares of Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Balance Sheets as of September 30, 1996
                  and December 31, 1995......................................  3

                  Condensed Statements of Operations for the
                  three months and nine months ended September 30, 1996
                  and 1995...................................................  4

                  Condensed Statements of Cash Flows for the
                  nine months ended September 30, 1996 and 1995..............  5

                  Notes to Condensed Financial Statements....................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................  7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................  9

         Item 2.  Changes in Securities......................................  9

         Item 3.  Defaults upon Senior Securities............................  9

         Item 4.  Submission of Matters to a Vote of Security Holders........  9

         Item 5.  Other Items................................................  9

         Item 6.  Exhibits and Reports on Form 8-K...........................  9

SIGNATURES................................................................... 10

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements:

                               KERAVISION, INC.
                         (a development stage company)

                           CONDENSED BALANCE SHEETS
                     (in thousands, except share amounts)

                                           September 30,  December 31,
                                                1996          1995
                                           -------------  -------------
                                            (Unaudited)     (Note 1)
                                           -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents..............  $  8,054         $ 44,703
  Short-term investments.................    27,709               --
  Prepaid expenses......................        597              272
                                           --------         --------

Total current assets....................     36,360           44,975

Property and equipment, at cost:
  Manufacturing and laboratory equipment      2,151            1,596
  Office furniture and fixtures.........        430              362
  Leasehold improvements................        252              214
                                           --------         --------
                                              2,833            2,172
Accumulated depreciation and
 amortization...........................     (1,559)          (1,298)
                                           --------         --------
  Net property and equipment............      1,274              874
Other assets............................        135               70
                                           --------         --------

Total assets............................   $ 37,769         $ 45,919
                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................   $    602         $    445
  Accrued payroll and related expenses..        363              124
  Accrued clinical trial costs..........        965              779
  Other accrued liabilities.............        218              316
  Current portion of capital lease
   obligations..........................        106              106
                                           --------         --------
Total current liabilities...............      2,254            1,770

Capital lease obligations...............         41              114
Commitments
Stockholders' equity:
  Preferred stock.......................         --               --
  Common stock..........................         12               12
  Additional paid-in capital............     75,987           75,710
  Deferred compensation.................       (365)            (477)
  Deficit accumulated during the            (39,353)         (30,403)
   development stage....................
  Notes receivable from stockholders....       (807)            (807)
                                           --------         --------

Total stockholders' equity..............     35,474           44,035
                                           --------         --------

Total liabilities and total
 stockholders' equity...................   $ 37,769         $ 45,919
                                           ========         ========

                            See accompanying notes.

                               KERAVISION, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                (in thousands except per share data; unaudited)


                                                                                             Period from
                                                                                          November 6, 1986
                                              THREE MONTHS          NINE MONTHS              (Date of
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,      Incorporation) to
                                           -------------------   ---------------------       September 30,
                                             1996       1995       1996         1995             1996
                                           -------    -------    --------      -------          --------
Operating expenses:
   Research and development.............   $ 2,984    $ 1,615    $  8,013      $ 4,634          $ 34,041
   General and administrative...........     1,013        436       2,536        1,175             9,449
                                           -------    -------    --------      -------          --------
Loss from operations....................    (3,997)    (2,051)    (10,549)      (5,809)          (43,490)
Interest income, net....................       536        413       1,630          552             4,415
Other income (expense)..................        --          3          --          (57)             (171)
                                           -------    -------    --------      -------          --------
Net Loss................................   $(3,461)   $(1,635)   $ (8,919)     $(5,314)         $(39,246)
                                           =======    =======    ========      =======          ========

Net loss per share......................   $ (0.28)              $  (0.72)
                                           =======               ========
Shares used in calculation of net loss
 per share..............................    12,357                 12,312
Pro forma net loss per share............               $(0.15)                 $ (0.58)
                                                       =======                  ======
Shares used in calculation of pro forma
 net loss per share.....................               11,014                    9,198


                            See accompanying notes.

                               KERAVISION, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)
                                  (unaudited)


                                                                                                                PERIOD FROM
                                                              NINE MONTHS           NINE MONTHS              NOVEMBER 6, 1986
                                                                 ENDED                 ENDED              (DATE OF INCORPORATION)
                                                             SEPTEMBER 30,         SEPTEMBER 30,              TO SEPTEMBER 30,
                                                                 1996                  1995                         1996
                                                               --------               -------                     --------
Cash flows from operating activities:
 Net Loss.................................................      $ (8,919)            $(5,314)                   $(39,246)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization..........................           261                 232                       1,755
   Interest receivable on stockholders' notes.............            --                  --                        (145)
   Amortization of deferred compensation..................           112                 136                         652
   Loss on sales of securities and other..................            --                  60                         244
   Prepaid expenses.......................................          (325)               (391)                       (597)
   Accounts payable.......................................           157                 310                         602
   Accrued liabilities....................................           327                 795                       1,546
                                                                --------             -------                    --------
     Total adjustments....................................           532               1,142                       4,057
                                                                --------             -------                    --------
     Net cash used in operating activities................        (8,387)             (4,172)                    (35,189)
                                                                --------             -------                    --------
Cash flows from investing activities:
 Purchases of short-term investments......................       (36,886)             (2,970)                    (47,740)
 Sales of short-term investments..........................         9,146               3,671                      15,836
 Maturities of short-term investments.....................            --               3,990                       3,990
 Capital expenditures.....................................          (661)                (70)                     (2,610)
 Other assets.............................................           (65)                 15                        (289)
                                                                --------             -------                    --------
     Net cash provided by  (used in) investing
      activities..........................................       (28,466)              4,636                     (30,813)
                                                                --------             -------                    --------
Cash flows from financing activities:
 Principal payments under capital lease obligations.......           (73)                (72)                       (383)
 Proceeds from sales-leaseback of capital equipment.......            --                  --                         271
 Proceeds from issuance of equity securities,
   net of repurchases.....................................           277              45,167                      72,418
 Proceeds from issuance of notes payable..................            --                  --                       1,750
                                                                --------             -------                    --------
     Net cash provided by (used in) financing activities..           204              45,095                      74,056
                                                                --------             -------                    --------
Net increase (decrease) in cash and cash equivalents......       (36,649)             45,559                       8,054

Cash and cash equivalents at the beginning of the period..        44,703               1,247                          --
                                                                --------             -------                    --------
Cash and cash equivalents at the end of the period........      $  8,054             $46,806                    $  8,054
                                                                ========             =======                    ========

                            See accompanying notes.

                                KERAVISION, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), a development stage company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1996, the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 and the statements of operations for the three-and nine-month periods ended September 30, 1996 and 1995 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to stockholders and Form 10-K for the year ended December 31, 1995. The accompanying condensed balance sheet at December 31, 1995 is derived from audited financial statements at that date.

   Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

   2.  NET LOSS PER SHARE

   Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through July 31, 1995 using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock. Historical net loss per share calculated on this basis is $0.18 for the three months and $1.05 for the nine months ended September 30, 1995. Pro forma net loss per share for the three-and nine-months ended September 30, 1995, has been computed as described above and also gives effect to the conversion of redeemable convertible preferred shares not included above that automatically converted into common shares upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

   3.  SHORT-TERM INVESTMENTS

   The Company's short-term investments at September 30, 1996, classified as available-for-sale securities, were composed of the following (in thousands):

                                                Estimated Fair
                                                     Value
                                                --------------
          U.S. Government Obligations               $14,167
          Corporate Debt Securities                   9,042
          Municipal Investments                       4,500
                                                   ========
                                                    $27,709

   All short-term investments mature within one year. Gross realized and unrealized gains/losses were not significant during the three and nine month periods ended September 30, 1996 and 1995.

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

OVERVIEW

   Since its founding in November 1986, the Company has been engaged in the research and development of the Intrastromal Corneal Ring (the "KeraVision Ring") and related technology. The Company has generated no revenues from the sales of products and therefore has been unprofitable since inception and is considered to be a development stage company. For the period from incorporation to September 30, 1996, KeraVision has incurred cumulative net losses of $39.2 million. The Company does not expect to generate significant revenues in either 1996 or 1997 and expects to continue to incur substantial losses through at least the year ending December 31, 1997. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

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

   The Company has recently received FDA approval to initiate a Phase III clinical trial of its KeraVision Ring. Currently, the Company is conducting Phase II clinical trials. The Company does not believe it will be able to complete development of, obtain regulatory approval for and begin commercial sales of the KeraVision Ring in Europe before late 1996 or early 1997, or in the United States before late 1999, if ever. There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. There can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government agency or that the KeraVision Ring or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the KeraVision Ring or any other potential products or ever achieve profitable operations.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended September 30, 1996 were $3.0 million, an increase of $1.4 million from the three-month period ended September 30, 1995. The increase is attributable to increased activities related to clinical trials, additional staffing and continued investments in research and development. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

  General and administrative expenses of $1.0 million were incurred in the three-month period ended September 30, 1996, an increase of $0.6 million from the $0.4 million incurred in the comparable prior year period. The increase was primarily the result of increased expenses associated with marketing efforts, preparation for future European commercialization and hiring of personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS (CONTINUED)

  The Company recorded $0.5 million of net interest income for the three months ended September 30, 1996, as compared to $0.4 million for the previous year. Interest income increased due to the short-term investment of net proceeds from the Company's initial public offering completed on August 2, 1995. The net loss of $3.5 million for the three-month period ended September 30, 1996, increased $1.8 million from the $1.6 million reported in the comparable prior year period. The Company believes that its net loss will significantly increase in future periods.

 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

  Research and development expenses for the nine-month period ended September 30, 1996 were $8.0 million, an increase of $3.4 million from the comparable nine-month period in the prior year. This 73% increase was due to higher expenses related to clinical trials, additional staffing and continued investments in research and development. Research and development expenses represent 76% of the loss from operations of $10.5 million in the nine-month period ended September 30, 1996 and 80% of the loss from operations of $5.8 million for the prior-year period.

  General and administrative expenses for the nine-month periods ended September 30, 1996 and 1995 were $2.5 million and $1.2 million, respectively. Consistent with the three-month comparison, the increase in general and administrative expenses is primarily the result of increased marketing efforts relating to the preparation for potential future European commercialization and the hiring of personnel.

  The Company recorded $1.6 million of net interest income for the nine-month period ended September 30, 1996, as compared to $0.6 million for the same period in 1995. Interest income increased due to the short-term investment of proceeds from the initial public offering completed on August 2, 1995. The net loss for the nine-month period ended September 30, 1996 was $8.9 million, an increase of $3.6 million over the loss of $5.3 million in the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock and interest income. The Company completed an initial public offering on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Through June 30, 1995 the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. The Company's capital equipment expenditures have aggregated since inception to $2.6 million through September 30, 1996. Cash used to fund operating activities since incorporation is $35.2 million. Cash used in operating activities for the first nine months of 1996 has increased to $8.4 million from $4.2 million in the same period of the prior year, reflecting increasing net losses principally related to increased research and development expenditures. Cash, cash equivalents and short-term investments were $35.8 million at September 30, 1996.

   In September 1996, the Company entered into a $2 million lease line. There were no borrowings under this lease line during the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

FORWARD LOOKING STATEMENTS

   The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to, (i) significant unforeseen delays in the FDA or foreign regulatory approval process (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels, (iv) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations,
(v) complications relating to the KeraVision Ring or the surgical procedure,
(vi) competitive products and technology, and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1 of the Company's Form 10K for the year ended December 31, 1995 and in other filings made with the Securities and Exchange Commission.


PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.      CHANGES IN SECURITIES

             Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable

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

                                 KERAVISION, INC.



                                 /s/Mark Fischer-Colbrie
                                 -----------------------
                                 Mark Fischer-Colbrie
                                 Vice President, Finance and Administration
                                        and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



Date:  November 4, 1996

                                 EXHIBIT INDEX
                                 -------------


EXHIBITS                                                             PAGE NUMBER
--------                                                             -----------


11.1        Statement computation of net income (loss) per share          12
27          Financial Data Schedule
                                      -11-