Form 10-K405
period 1996-12-31
KERAVISION INC /CA/
filed 1997-03-31
CIK 946154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 1996, or
                                       ---------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _____ to _________.

                       Commission file number:  0-26208


                               KERAVISION, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                      77-0328942
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                              48630 MILMONT DRIVE
                               FREMONT, CA 94538
                   (Address of principal executive offices)


      Registrant's telephone number, including area code:  (510) 353-3000

                                ---------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market was approximately $76,268,169 as of March 17, 1997. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 12,482,624 shares of Registrant's Common Stock issued and outstanding as of March 17, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on May 6, 1997.

                                     PART I

ITEM 1.  BUSINESS
-----------------

  The Company notes that certain of the statements in this report, including without limitation statements about timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval process, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels,
(iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the KeraVision Ring or the surgical procedure, (vi) competitive products and technology, and
(vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth below in this Item 1.

GENERAL

  KeraVision, Inc. ("KeraVision" or the "Company") was founded in 1986 to develop and commercialize proprietary medical products for the treatment of common vision problems, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. The Company's initial product, the KeraVision Ring, is designed to reduce or eliminate the need for eyeglasses or contact lenses to correct myopia by reshaping the curvature of the cornea of the eye. The KeraVision Ring is made from a material that has been safely used in the eye for over forty years. The KeraVision Ring is composed of two, thin, half-circles that are inserted into the cornea in a simple outpatient procedure. The KeraVision Ring is designed to be able to be removed if necessary or desirable, resulting in a potentially reversible refractive procedure. The Company believes that the KeraVision Ring may provide certain benefits as compared to other refractive surgery procedures which require irreversible cutting or ablation of the central cornea.

  The Company's objective is to commercialize the KeraVision Ring technology for the treatment of common vision problems on a worldwide basis. To meet this objective, the Company intends, among other things, to commercialize the KeraVision Ring for the treatment of myopia, increase awareness of the KeraVision Ring technology within the ophthalmic community, utilize advanced development methods, implement a controlled product launch emphasizing surgeon training and standardization of surgical instruments, techniques and procedures, and develop new products for the treatment of other common vision problems.

  After obtaining the required regulatory approvals in Europe in late 1996, including ISO 9001 certification of the quality system and the right to affix the CE Mark on the KeraVision Ring, the Company began sales in France and Germany in December. Also in December 1996, the Company commenced a U.S. Phase III clinical trial using the KeraVision Ring for the treatment of myopia in the range of -1.0 to -3.5 diopters. Enrollment began for an expanded U.S. Phase II trial for myopia in the range of -3.5 to -5.0 diopters. The enrollment for the Phase II trial was recently completed.

  Vision impairment is a common worldwide healthcare problem. The Company estimates that over one-half of the world's population suffers from common vision problems such as myopia, hyperopia or astigmatism. In the United States, approximately 140 million people currently use some form of eyewear to correct for the refractive errors that cause common vision problems and an estimated 70 million people suffer from myopia. The most prevalent surgical techniques that have emerged in response to this need are radial keratotomy ("RK"), photorefractive keratectomy ("PRK") and Laser assisted in situ keratamileusis ("LASIK") It is estimated that a total of more than one million RK procedures have been performed in the United States, most of which have occurred since 1989. Surgeons have used PRK, a more recently developed refractive surgery technique, in an estimated 1,000,000 procedures to date worldwide, with an estimated 70,000 procedures occurring in the United States where the procedure received FDA approval in late 1995.

  Utilizing the Company's proprietary instruments, an ophthalmic surgeon positions the KeraVision Ring between layers of the corneal tissue through a small incision in the periphery of the cornea. Although the KeraVision Ring is still undergoing investigational clinical studies and has just begun commercialization in Europe, the Company believes that the KeraVision Ring may provide the following potential benefits for the treatment of myopia:

 .  Long-term, convenient correction.  The Company believes the KeraVision Ring
    --------------------------------
    offers the potential to provide long-term correction of myopia in a form more convenient than eyeglasses or contact lenses.

 .  Rapid and predictable results.  Limited clinical trials have demonstrated
    -----------------------------
    that significant improvements in visual acuity may be achieved within one day after insertion of the KeraVision Ring. The Company believes it has developed the ability to predict the refractive correction that can be achieved using varying sizes of KeraVision Rings.

 .  Reversible refractive effect.  The KeraVision Ring can be removed in a
    ----------------------------
    simple, outpatient procedure, if necessary or desired. Of the 763 total number of sighted patient eyes implanted, 69 patient eyes have had their KeraVision Ring products removed to date. These limited clinical results indicate that in cases where the KeraVision Ring has been removed, the patients have returned to approximately the same level of vision measured prior to insertion of the KeraVision Ring.

 .  Minimally invasive outpatient procedure.  The KeraVision Ring procedure,
    ---------------------------------------
    which requires a single small incision, results in minimal trauma to corneal tissue and can typically be performed in less than 20 minutes on an outpatient basis.

 .  Simple and standardized procedure.  The KeraVision Ring and related
    ---------------------------------
    instrumentation are designed to standardize the KeraVision Ring procedure to promote ease of surgery and consistent surgical outcomes.

  Since 1991, ophthalmic surgeons have utilized the Company's KeraVision Ring for the treatment of myopia in 778 patient eyes (763 sighted and 15 non-sighted). Significant clinical trials initiated to date are described in the following paragraphs.

   In October 1996, the Company received FDA approval to initiate a Phase III trial on the KeraVision Ring involving 360 patients at up to 10 clinical centers for myopia in the range of -1.0 to -3.5 diopters. All centers received Institutional Review Board approval. Enrollment for the Phase III trial was initiated in December 1996 and is currently ongoing. The Company also received permission to expand a Phase II clinical trial to cover 60 patient eyes with myopia in the range of -3.5 to -5.0 diopters; enrollment for this trial was recently completed.

  In June 1996, the Company initiated the MECCA (Multi-center European Corneal Clinical Assessment) trial in Europe with the KeraVision Ring. The MECCA trial involves 10 European clinical centers located in France, Germany and Austria for myopia in the range of -1.0 to -5.0. To date, 110 eyes have received the KeraVision Ring.

  In October 1995, the Company began a European trial with the KeraVision Ring. The trial is being conducted at two ophthalmic clinical centers located in England and France. To date, 76 eyes have received the KeraVision Ring under this study.

  In April 1995, the Company commenced enrollment in a second Phase II clinical trial in the United States using a modification of an earlier version the KeraVision Ring. This modification uses two half circles of the KeraVision Ring instead of the single split 360 degree ring. The Company believes this modification simplifies the surgical technique. This study was conducted at six clinical centers and enrollment for the 150 patients was completed in September 1996. At the October 1996 American Academy of Ophthalmology (AAO) meeting, data was presented on the first 99 patients with three months of follow-up indicating that 96% of the patients had achieved an uncorrected visual acuity of 20/40 or better.

  In September 1994, the Company completed enrollment of 90 patients in the Company's first United States Phase II clinical trial for the treatment of myopia with the 360u split ring, previous design of the KeraVision Ring. As reported at the American Society for Cataract and Refractive Surgeons (ASCRS) in April 1995, 85% of the patients with this design of the KeraVision Ring achieved an uncorrected visual acuity of 20/40 or better.

  The Company conducted its first sighted-eye clinical study on myopic patients using the 360u split KeraVision Ring beginning in October 1991. Prior to the insertion of the KeraVision Ring, all 10 patients had visual acuities in the range of 20/200 to 20/400. Nine patients in the study achieved visual acuity of 20/40 or better using the KeraVision Ring. The clinical investigator recently reported that the nine patients have maintained this improved visual acuity over the four years following the surgeries. One patient had the KeraVision Ring removed as a result of the KeraVision Ring having been inserted too deeply within the cornea. The patient later returned to his pre-operative level of vision.

  In 1994, the Company conducted a small feasibility study in Brazil for the treatment of astigmatism using a variation on the KeraVision Ring designed to address this vision problem. Vision improvement has been observed for these initial patients.

  One of the Company's primary strategies has been to develop a strong proprietary patent position with respect to the KeraVision Ring technology. The Company has 35 patents approved and has filed for an additional 173 patents. As its research, development and clinical studies proceed, the Company intends to continue its practice of seeking patent protection for its technology.

  The KeraVision Ring will require additional clinical studies and significant investment of capital prior to commercialization in locations outside Europe. The Company does not expect to receive FDA regulatory approval to commercialize the KeraVision Ring before 1999, if at all. There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. There can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government or that the KeraVision Ring or any other product developed by the Company will be commercially successful.

STRATEGY

  The Company's objective is to commercialize its core KeraVision Ring technology for the treatment of common vision problems on a worldwide basis. KeraVision's business strategy for achieving this objective includes the following key elements:

  Commercialize the Keravision Ring for Treatment of Myopia
  ---------------------------------------------------------

  The Company received approval to commercialize the KeraVision Ring in the European Union in late 1996. The initial sales efforts are concentrated in France and Germany. The Company received approval from the FDA in late 1996 to commence a Phase III clinical trial in the United States. The Company does not expect to receive FDA regulatory approval to commercialize the KeraVision Ring before 1999, if at all. By focusing on the approval and commercialization of the KeraVision Ring for myopia, the Company seeks to establish a scientific, technical, regulatory and marketing platform to facilitate the more expeditious approval and launch of potential products under development for the treatment of other vision problems.

  Increase Awareness among Ophthalmic Surgeons of the Keravision Ring as an
  -------------------------------------------------------------------------
  Alternative Vision Correction Technology
  ----------------------------------------

  In developing and testing its technology, the Company works with a broad range of independent researchers to expand awareness of the KeraVision Ring and advise the Company on the design of its products. The Company works with leading surgeons and academic centers in the ophthalmology field in the development and clinical testing of its technology. The Company believes that these practitioners and institutions, among others, may have significant influence on the adoption of new technologies and the development of clinical parameters upon which the outcomes of these technologies are analyzed. In addition, the Company dedicates significant resources to the publication of research papers, the presentation of clinical and technical data at major ophthalmology conferences, and the review of KeraVision Ring clinical data with leading ophthalmologists. Through these activities, the Company seeks to disseminate accurate clinical information, and foster awareness of the KeraVision Ring

  Utilize Advanced Development Methods
  ------------------------------------

  KeraVision seeks to use advanced scientific and engineering methods to reduce the cycle time in developing KeraVision Ring or other potential products for different types of vision impairment. These include the use of sophisticated modeling techniques to understand the optical, mechanical and biological effects of inserting KeraVision Rings or other potential products into the cornea to correct for myopia, astigmatism, hyperopia or combinations of these indications. Currently utilized techniques include finite element analysis, a mathematical model that analyzes the effects of the KeraVision Ring on the shape of the cornea; optical ray trace methods, which analyze the effects of the KeraVision Ring on light passing through the cornea; and corneal topography, which measures the effects of the KeraVision Ring on the surface and curvature of the cornea. In addition, KeraVision Ring designs are analyzed using a computerized nutritional diffusion model to determine whether the flow of biologic nutrients inside the cornea is impaired by the presence of the device. Through these methods, the Company is able to develop models for understanding the potential effectiveness of the KeraVision Ring and to utilize this information to facilitate product development. The Company believes that this approach allows it to improve the design of its potential products and increase its understanding of potential product performance prior to commencing clinical trials.

  Implement Orderly Marketing Rollout in Target Markets
  -----------------------------------------------------

  The Company has developed surgeon training programs utilizing its proprietary instrument set to promote standardized procedures for insertion of the KeraVision Ring. The Company believes the continued emphasis on surgeon training will allow for the orderly commercial launch of its KeraVision Ring and will increase market acceptance of the KeraVision Ring by both ophthalmic surgeons and patients.

  Because it believes the ophthalmic surgery market is highly concentrated, the Company intends to market its potential products, if and when required regulatory approvals are obtained, through a direct sales force or a combination of a direct sales force and distributors. In selected markets, the Company may seek strategic partners to assist in regulatory and marketing activities. KeraVision intends to focus its initial marketing efforts, on ophthalmic surgeons whom it identifies as highly respected opinion leaders within the ophthalmic community, and on those ophthalmic surgeons with high-volume practices. In France, the Company has established a direct sales force while in Germany, the Company uses a distributor.

  The Company has only recently began sales in Europe, primarily with a stocking order to its German distributor. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

  Develop New Products for the Treatment of Additional Vision Correction
  ----------------------------------------------------------------------
  Problems
  --------

  The Company has products under development utilizing its core KeraVision Ring technology for the treatment of other common vision problems, including astigmatism and hyperopia. In each target application, the Company seeks to preserve the potential advantages of its technology as a refractively reversible procedure that does not interfere with the central cornea. The Company is currently working to expand the potential applications of its core KeraVision Ring technology, including the development of new designs, the use of new biomaterials and the development of new surgical techniques and instruments.

  Although the Company is working to expand potential applications of its KeraVision Ring technology, the Company has concentrated its efforts primarily on the development of the KeraVision Ring for the correction of myopia and will be dependent upon the successful development of that potential product to generate revenues. The Company has performed only limited research and testing on other applications of the KeraVision Ring technology. There can be no assurance that the KeraVision Ring technology will prove safe and effective in vision correction, or that if proven safe and effective, the technology will be successfully commercialized.

BACKGROUND

  Vision and Vision Impairment
  -----------------------------

  The eye functions much like a camera, incorporating a lens system (the cornea and the lens) that focuses light, an aperture system (the iris) that regulates the amount of light passing through the central zone of the cornea, and a light-sensitive surface (the retina) that, like film, records the image. The cornea, lens and iris operate to focus light rays on the retina, which contains the light-sensitive receptors that transmit the image through the optic nerve to the brain. Nearly all light that reaches the retina passes through the central portion of the cornea (the "optical zone"). Approximately 75% of the refractive, or focusing, power of the eye is provided by the curvature of the cornea.

  Most common refractive problems result from an inability of the optical system to focus images on the retina properly. This inability to focus is known as a refractive error. For instance, in the myopic (nearsighted) eye, light rays focus in front of the retina when the curvature of the cornea is too steep. People with myopia see nearby objects clearly, but distant objects appear blurry. Conversely, in the hyperopic (farsighted) eye, light rays focus behind the retina when the curvature of the cornea is too flat. People with hyperopia see distant objects clearly, but may need correction so that nearby objects do not appear blurry. In the astigmatic eye, the curvature of the cornea is not uniform. This lack of uniform curvature makes it difficult for a person to focus clearly on an object.

  Vision Correction Market
  ------------------------

  In the United States alone, approximately 140 million people currently use eyeglasses or contact lenses to correct common vision problems such as myopia, hyperopia and astigmatism, with over $12 billion spent for total corrective eyewear products annually. The largest market segment is myopia, which afflicts over 70 million people in the United States. Market research in the United States has shown that many people using corrective eyewear are seeking long-term, more convenient vision correction. In response, ophthalmic surgeons and medical researchers have sought to develop alternatives to eyeglasses and contact lenses to correct refractive errors. Their efforts have resulted in the emergence of the field of refractive surgery.

  Refractive surgery changes the cornea's refractive power by altering the curvature of the cornea, so that light passing through the eye can be properly focused on the retina, thereby improving vision. Of the 70 million people with myopia, an estimated 22 million patients in the age range of 25 to 54 have low to moderate myopia without significant astigmatism. The Company views this age group as the primary population for refractive surgery because of a lack of refractive stability in younger patients, and a possible preference for eyeglasses and contact lenses among older patients. In addition to age and degree of myopia, the Company believes that the potential market for the KeraVision Ring may be further limited by the inability of some patients to afford the procedure, the psychological aversion of some patients to refractive surgery or other factors. The Company also expects that the market will be affected by the relative attractiveness and affordability of other refractive surgical techniques.

  One common refractive surgery technique in the United States is RK. It is estimated that a total of more than one million RK procedures have been performed in the United States, most of which have occurred since 1989. In addition, PRK, a more recently developed refractive surgery technique, has been used in an estimated one million procedures to date worldwide, with an estimated 70,000 occurring in the United States where the procedure was approved by the FDA in the fall of 1995.

  The Company's future performance will depend to a substantial degree upon market acceptance of, and the Company's ability to successfully manufacture, market, deliver and support, the KeraVision Ring and related products. The extent of, and rate at which, market acceptance and penetration are achieved by the KeraVision Ring and future products is a function of many variables including, but not limited to, price, safety, efficacy, reliability and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. To be successful, the Company's KeraVision Ring will have to be accepted by ophthalmic surgeons, other groups in the referral channel as well as myopic patients. Many of ophthalmic surgeons may have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques. Accordingly, there can be no assurance that the KeraVision Ring or any future product will achieve or maintain acceptance in their target markets. Similar risks may confront other products developed by the Company in the future.

  Current Refractive Surgery Techniques
  -------------------------------------

  Current refractive surgery procedures include RK, PRK, ALK and LASIK, among others. In RK, a diamond knife is used to make from four to 32 radial incisions that penetrate beyond 90% of the depth of the cornea. The procedure is generally conducted using topical anesthesia in an outpatient setting. As the incisions heal, the curvature of the cornea is altered and vision may be improved. Although additional operations may be performed to attempt to improve the vision for those whose vision is undercorrected, the RK procedure is considered to be refractively irreversible. RK results can vary with the skill and experience of the surgeon and can be relatively unpredictable for patients requiring greater degrees of correction. Because RK entails making cuts in or near the optical zone of the eye, unwanted side effects, such as haloes, reduced night vision and other visual distortions may occur. In addition, data from the Prospective Evaluation of Radial Keratotomy ("PERK") 10-year study, funded by the National Eye Institute and completed in 1994, indicate that a significant percentage of those undergoing RK did not achieve a stable result as measured over a ten-year period, with a shift towards hyperopia occurring over time. The PERK data, however, did indicate that 85% of patients undergoing the procedure achieved visual acuity/1/ of 20/40 or better. In addition, it is believed the RK technique has improved since the PERK study commenced. The use of RK is not regulated by the FDA because it is considered a surgical procedure.


  PRK is a refractive surgery technique in which a laser is used to irreversibly remove tissue within the optical zone to reshape the cornea, with the amount of tissue to be removed based upon the level of intended change sought. Typically, the top layer of the central cornea (the epithelium) is manually removed. The patient is then asked to fixate on a light to minimize eye movement while the laser removes or ablates tissue from the central cornea. The procedure, the results of which can be dependent on the variability of the laser beam and individual patient wound healing responses, is conducted in an outpatient setting using topical anesthetic, although postoperative pain may require the prescription of narcotics for the first few days following the procedure. While vision improvement is achieved, PRK depends in part on a healing response to reach the desired level of flattening of the cornea, which generally occurs over a three-month period, although the cornea may continue to reshape itself over a 12- to 15-month period. The equipment required to conduct this procedure is significantly more expensive than the equipment required for use in RK. Because PRK, like RK, surgically alters tissue in the optical zone, haze, haloes, reduced night vision and other vision problems have been observed in patients who have undergone the PRK procedure.

  ALK, a currently available procedure, involves using an automated cutting device to cut and pull back a large corneal flap and to shave away a portion of the exposed underlying stromal bed. LASIK combines elements of ALK and PRK.
The created corneal flap is turned back to expose the stroma and photoablation, removal of tissue using a laser, is performed directly in the stromal bed. In both ALK and LASIK, one of the more serious complications observed to date has been irregular astigmatism related to improper repositioning of the corneal flap and loss of the flap itself.

  Quality of Vision
  -----------------

  The most common measurement of visual acuity utilizes an eye chart to assess vision. One of the recent developments in ophthalmology involves the concept of quality of vision. It has been observed that a patient can attain visual acuity of 20/20, as measured with an eye chart, and still be dissatisfied with the quality of his vision. This issue may play a role in the future in modifying current refractive surgery techniques, which are known to affect the smooth shape of the cornea and to create corneal scarring in ways that may induce unwanted visual aberrations. Typical vision complaints include haze, haloes, reduced night vision and other visual distortions. At the current time, most assessments attribute undesirable visual side-effects of refractive procedures either to a disturbance of corneal tissue within the optical zone or to the interruption or distortion of the smooth shape of the cornea. New measurement techniques, including corneal topography, contrast sensitivity and night-vision testing, are emerging to analyze more fully the quality of vision beyond the assessment available using standardized visual acuity charts.

KERAVISION'S RING AND INSTRUMENT SET

  In response to the perceived market need for a less traumatic, more predictable and refractively reversible procedure, KeraVision has developed the KeraVision Ring for the long-term treatment of myopia. The KeraVision Ring procedure does not cut or remove tissue from the optical zone of the cornea and therefore may reduce the risk of unwanted visual side-effects such as haze, haloes and reduced night vision. However, because the KeraVision Ring procedure entails an incision in the periphery of the cornea and some disturbance of corneal tissue, certain of these
-------------------------------
/1/ "Visual acuity" is an assessment of the eye's ability to distinguish the shape and details of an object at a specified distance (usually 20 feet). A visual acuity test typically takes the form of a chart with rows of letters, each row being smaller than the last, and each having a designated distance at which it should be legible to a normal eye with no refractive error. The results are reported as a fraction that compares the individual's successful testing distance to normal (such as 20/20, 20/40, etc.) The numerator is the individual's actual testing distance, and the denominator is the distance at which a normal eye can see the visual acuity chart letter. For example, visual acuity of 20/40 means that the individual must be 20 feet from an object in order to see it with the same clarity as seen by a normal eye at a distance of 40 feet.

visual side effects can result from the insertion of a KeraVision Ring. In addition, some patients with large pupils may experience some of these side effects.

  The KeraVision Ring is a proprietary device designed to reduce or eliminate the need for corrective eyewear in people suffering from myopia by reshaping the curvature of the cornea. The KeraVision Ring is inserted between the layers of the corneal stroma through a small incision made in the periphery of the cornea. The presence of the KeraVision Ring in the eye causes a flattening of the central cornea, thereby increasing the number of light rays properly focused on the retina.

  The KeraVision Ring consists of two, thin half-circles, each with an arc length of 150 degrees, placed in the cornea at a diameter of approximately eight millimeters ("mm"). It is made of polymethylmethacrylate ("PMMA"), a clear acrylic that has been widely used in implantable intraocular lenses since 1952. The Company has extensively studied the relationship between physical parameters of the KeraVision Ring. As a result of these studies, the Company believes that relatively few KeraVision Ring sizes, with minor variations in certain dimensions, can produce a wide range of corneal curvature change and, therefore, provide treatment for a substantial segment of those people with myopia. The Company is currently developing KeraVision Rings in five different thicknesses ranging from 0.25 mm to 0.45 mm.

  The KeraVision Ring has over time undergone some modifications. One modification involved changing from a 360u split ring to the current use of the two half-circles. The current Phase II trials, Phase III trials and European trials and European sales are all utilizing this modification.

  The Company has developed a set of proprietary surgical instruments to be used for the insertion of the KeraVision Ring. This set of stainless steel and titanium instruments includes a marking instrument, a centering guide and a stromal separator. The Company's instrument set has been designed to standardize the KeraVision Ring procedure and reduce the variability associated with differing levels of surgical skill by, among other things, showing the surgeon where to make the corneal incision and aiding the surgeon in implanting the KeraVision Ring at the right depth. It is estimated that the Company's instrument set will represent a small capital investment for ophthalmic surgeons, similar to that required for surgeons performing RK procedures and substantially less than that required for surgeons performing PRK or LASIK procedures.

THE KERAVISION RING INSERTION PROCEDURE

  The Company believes that insertion of the KeraVision Ring is a relatively simple, minimally invasive procedure that can be performed on an outpatient basis in typically 20 minutes or less. The procedure is typically performed using a topical anesthetic. In addition to the KeraVision instrument set, the KeraVision Ring procedure in part employs surgical techniques and ophthalmic surgical instruments that are widely used by ophthalmic surgeons. The Company has developed a training program to assist the ophthalmic surgeon in achieving consistent results. The KeraVision Ring procedure requires a single incision of approximately two millimeters outside of the optical zone of the cornea. The incision placement is beneath the eyelid. The amount of discomfort experienced by patients participating in the KeraVision Ring clinical studies has been relatively modest.

  The KeraVision Ring insertion procedure consists of the following steps. First, the ophthalmic surgeon uses the marking instrument to mark the line of incision on the cornea outside the optical zone. A small entry incision is then made to approximately two-thirds of the depth of the cornea and the layers of the stroma at the bottom of the incision are separated. The stroma, which comprises 90% of the cornea, consists of 500 to 700 overlapping layers of tissue that can be easily separated. Next, the surgeon places the centering guide over the eye, introduces the stromal separator through the small entry incision and rotates the stromal separator, spreading the layers of the stroma to create a circular subsurface channel in the periphery of the cornea. The surgeon removes the stromal separator and the centering guide. The KeraVision Ring is introduced into the channel and rotated into place. Finally, the entry incision is typically closed with two sutures which are generally removed within four weeks.

POTENTIAL BENEFITS OF THE KERAVISION RING

  Although the KeraVision Ring is currently undergoing investigational clinical studies, the Company believes that the KeraVision Ring may provide the following potential benefits for the treatment of myopia:

 .  Long-term, convenient correction.  The KeraVision Ring is designed for
    --------------------------------
    long-term correction of myopia that may present a more convenient solution than eyeglasses or contact lenses. Correction for myopia has remained stable for over five years in the initial sighted-eye trial. In the most recent United States Phase II clinical trial, 96% of the 99 patients who had reached the three month mark had visual acuity of 20/40 or better.

 .  Rapid and predictable results.  Although preliminary and limited in scope,
    -----------------------------
    initial clinical trials in many myopic patients have demonstrated significant improvement in vision within one day after insertion of the KeraVision Ring. The Company believes that it has developed the ability to predict the refractive correction that can be achieved using varying sizes of KeraVision Rings.

 .  Reversible refractive effect.  The KeraVision Ring can be removed in a
    ----------------------------
    simple, outpatient procedure, if necessary or desired. Of the 763 total number of sighted implant patients, 69 patients have had their KeraVision Ring products removed to date. These limited clinical results indicate that in cases where the KeraVision Ring has been removed, the patients have returned within a few months to approximately the same level of vision measured prior to insertion of the KeraVision Ring.

 .  Minimally invasive outpatient procedure.  The KeraVision Ring procedure can
    ---------------------------------------
    typically be performed in less than 20 minutes on an outpatient basis. The procedure requires a single, small incision resulting in minimal trauma to corneal tissue. The amount of discomfort experienced by patients participating in the KeraVision Ring clinical studies has been relatively modest.

 .  Simple and standardized procedure.  The KeraVision Ring and related
    ---------------------------------
    instrumentation are designed to standardize the KeraVision Ring procedure to allow ophthalmic surgeons to perform the procedure easily and to promote consistent surgical outcomes.

CLINICAL STUDIES

  Since 1991, ophthalmic surgeons have utilized the Company's KeraVision Ring technology for the treatment of myopia in 778 patient eyes, including 15 nonfunctional eyes and 763 sighted eyes. The Company initiated clinical trials of its KeraVision Ring in 1991 in both the United States and Brazil. In September 1994, the Company completed enrollment in a 90-patient Phase II myopia trial in the United States. In October 1995 the Company completed enrollment of the initial group of 75 Phase II patients with the modified KeraVision Ring. Enrollment for the second series of patients was completed in September 1996. In October 1996, the Company received approval to commence a 10 center Phase III clinical trial in the United States and began that trial in December. In addition, the Company is conducting two clinical trials in Europe.

  The Company's clinical trials have been designed to demonstrate the safety and efficacy of the KeraVision Ring and the safety of the surgical procedure used to insert the KeraVision Ring. Safety of the KeraVision Ring is evaluated using standard ophthalmic techniques. Efficacy of the KeraVision Ring is evaluated using standard ophthalmic measurements, including uncorrected visual acuity/2/, best corrected visual acuity/3/, keratometry/4/ and refraction/5/.

  The Company does not believe it will be able to complete development of, obtain regulatory approval for and begin commercial sales of the KeraVision Ring in the United States before late 1999, if ever.


------------------------------------
/2/ Uncorrected visual acuity defines how well a person can see without the aid of eyeglasses or contact lenses.

/3/ Best corrected visual acuity refers to the highest degree of acuity that an individual is capable of achieving with the assistance of eyeglasses or contact lenses.

/4/ Keratometry is a clinical test used to measure the curvature of the surface of the cornea with the use of an optical instrument, the keratometer. Keratometry readings are an objective measurement and are used clinically to measure changes in corneal curvature.

/5/ The term "refraction," in the context of ophthalmic measurement, refers to the specific tests used to measure an individual's refractive error and to determine the best corrective lenses to be prescribed. A series of test lenses of increasing power are used to determine how much correction is needed for an individual to attain the sharpest, clearest vision.

  Myopia
  ------

    Nonfunctional Eye Studies
    -------------------------

  Brazil.  Clinical studies in nonfunctional human eyes commenced in March 1991
  ------
in Brazil to determine the feasibility of using the KeraVision Ring to alter corneal curvature and to evaluate the safety of inserting a KeraVision Ring of a specific thickness and diameter into a human cornea. KeraVision Rings were inserted into one eye of each of three patients during the period from March to May 1991. The three surgeries and postoperative courses proceeded without any observed significant complications. For each patient, central corneal flattening was achieved, demonstrating the potential feasibility of utilizing the KeraVision Ring to treat myopia.

  In August 1991, the KeraVision Ring was removed from one patient to observe the effects of ring removal on corneal curvature. The KeraVision Ring was easily removed from the patient in a brief, outpatient procedure. After removal of the KeraVision Ring, the cornea returned to its original curvature, and no complications were observed during or following the removal procedure. The investigator has reported that the patients are continuing to safely tolerate the KeraVision Ring and there have been no clinically significant safety issues observed over the five year follow-up period.

  United States.  In May 1991, the FDA granted approval of the Company's
  -------------
Investigational Device Exemption ("IDE") application to begin its United
States Phase I clinical study to evaluate the KeraVision Ring in ten patients with nonfunctional eyes. The purpose of the study was to demonstrate the long-term safety of the KeraVision Ring, as well as the feasibility of utilizing the keravision ring technology to flatten the central cornea. In July 1991, KeraVision Rings were inserted into the nonfunctional eyes of patients at the Bethesda Eye Institute, St. Louis University. These surgeries proceeded without any significant complications. For each patient, central corneal flattening was achieved, demonstrating the potential feasibility of utilizing the KeraVision ring to treat myopia. In addition, the changes in corneal curvature induced by the keravision ring remained stable throughout each patient's implant period, indicating the potential for long-term stability of the correction.

  Pursuant to the Phase I clinical protocol, the KeraVision Ring was removed from five patients in August 1992, one year after implant, to evaluate the ease of removal and observe the effects of removal on corneal curvature. The KeraVision Rings were removed in brief, outpatient procedures. After removal of the KeraVision Ring, each patient's cornea returned to its pre-implant curvature. No complications were observed during or following the removal procedure, demonstrating the ability to remove the KeraVision Ring safely and easily from patients after an extended implant period. The KeraVision Ring continued to be safely tolerated and there have been no medically significant complications. Additionally, the curvature changes induced by the KeraVision Ring have continued to remain stable during the five year follow-up period.

    Sighted Eye Studies
    -------------------

  Brazil.  In October 1991, KeraVision initiated a clinical trial Brazil to
  ------
evaluate the KeraVision ring for the treatment of myopia in ten sighted eye patients. The purpose of the study was to evaluate the efficacy of the KeraVision ring for treatment of myopia, the stability of the correction achieved and to provide additional safety data. The trial was conducted utilizing KeraVision Rings having a thickness of 0.30 mm. The KeraVision Rings were implanted during the period from October to December 1991. One patient in the study had the ring removed when astigmatism developed as a result of the KeraVision Ring having been inserted too deeply within the cornea. The patient has since returned to her pre-operative level of vision. The Company believes that the complication resulting from surgical technique in this study is avoidable through physician training and refinements in the recommended surgical procedures, which it has implemented.

  Patients in the Brazilian study had uncorrected visual acuities ranging from 20/200 to 20/400 pre-operatively and required myopic corrections ranging from -
2.5 to -4.5 diopters. On the first day after surgery, all patients had uncorrected visual acuities of 20/40 or better. The nine patients remaining in the study have continued to demonstrate this level of visual acuity through the four year examination. In addition, the best corrected visual acuity for these patients has remained 20/20 or better for the duration of the study period. The clinical investigator reports that all nine implant patients are continuing to safely tolerate the KeraVision Ring during the four year follow-up period.

  United States.  In February 1993, the Company received FDA approval to proceed
  -------------
with a Phase II clinical study of the KeraVision Ring in myopic patients. The trial includes a total of 90 patients who required myopic corrections ranging from -1.0 to -7.0 diopters. KeraVision Rings with five thicknesses, ranging from 0.25 mm to 0.45 mm, were utilized in the trial. Enrollment in the Phase II trial was completed in September 1994. A total of 125 patient eyes have been implanted. As reported at the American Society for Cataract and Refractive Surgeons in June 1996, 88% of the first group of 81 patients implanted with the KeraVision Ring had achieved uncorrected visual acuity of 20/40 or better.

  Twenty of the 125 patient eyes that were implanted have had the KeraVision Ring removed. Of the 20 patient eyes where the KeraVision Ring has been removed, seven patients requested removal of their KeraVision Rings because they were not satisfied with the correction achieved. The other 13 KeraVision Rings were removed due to potential safety-related considerations arising from the surgical procedure used to implant the original 360u split ring design of the KeraVision Ring. The KeraVision Rings were easily removed from the 20 patient eyes in brief outpatient procedures performed under topical anesthesia. There have been no complications observed as a result of removing the KeraVision Rings. The data indicate that the 20 individuals who had their KeraVision Rings removed have all returned generally to the same level of vision measured prior to implantation of the KeraVision Rings, thereby demonstrating the potential of the KeraVision Ring to have a reversible refractive effect. All individuals have maintained their preoperative best corrected visual acuity of 20/20 or better.

  In May 1995, the Company commenced a second United States Phase II clinical trial involving 150 patients at six clinical centers to evaluate an alternative design of the KeraVision Ring. The alternative design consists of two half circles which are 150u in length, rather than a split ring. The Company believes that this modification to the KeraVision Ring simplifies surgical procedure and reduces complications observed with the full 360u ring. In October 1995, the Company completed enrollment of the first 75 patients of this 150 patient Phase II clinical trial. The results from this initial series were submitted to FDA as part of the Phase III application. Enrollment was completed in September 1996 for this trial. Eighteen of the 150 patients had the KeraVision Ring removed. Fifteen patients had the KeraVision Ring removed because they were not satisfied with the correction achieved. One patient had the KeraVision Ring removed as a result of an error in surgical technique and two patients had the KeraVision Ring removed due to a surgery-related infection. After removal, the infection cleared with no further complications. The KeraVision Ring was easily removed from each of these patients and each patient has generally returned to the same level of vision measured prior to the insertion of the KeraVision Ring. At the October 1996 American Academy of Ophthalmology meeting, data on the first 99 patients in this series was presented indicating that 96% of the patients had achieved an uncorrected visual acuity of 20/40 or better at the three month point.

  In October 1996, the Company received FDA approval to proceed with a Phase III clinical trial involving 360 myopic patients at up to 10 ophthalmic clinical centers. All centers have received Institutional Review Board approval. Enrollment in the Phase III trial was initiated in December 1996. To date, 124 patients have been enrolled. There have been no Phase III patients who have had the KeraVision Ring removed.

  Europe.  In October 1995, the Company began a clinical trial in Europe using
  ------
the modified design to the KeraVision Ring. The trial was conducted in Brest, France and Manchester, England. A total of 47 myopic patients have been enrolled in this trial. Enrollment was completed in November 1996. A total of 76 patient eyes have been implanted. At the October 1996 International Society of Refractive Surgery meeting, data on the first 33 patients in this study was presented indicating that 100% of the patients had achieved an uncorrected visual acuity of 20/40 or better. Of the 76 patient eyes, 6 patients had the KeraVision Ring removed. Four patients had the KeraVision Ring removed because they were not satisfied with the correction achieved and two patients had the KeraVision Ring removed due to potential safety consideration related to the surgical technique. All of these patients who had their KeraVision Rings removed returned generally to their same pre-operative level of vision.

  In June 1996, the Company initiated the MECCA trial in Europe also using the modified design to the KeraVision Ring. This trial is being performed in 10 European ophthalmic centers located in France, Germany and Austria. Currently, 78 myopic patients have been enrolled in this trial with total of 110 patient eyes having been implanted. Three of the 110 patient eyes have had the KeraVision Ring removed. Two patients had the KeraVision Ring removed because they were not satisfied with the visual outcome and one patient had the KeraVision Ring removed due to a potential safety consideration related to the surgical technique. All of these patients who had their KeraVision Rings removed returned generally to their same pre-operative level of vision.

  Astigmatism
  -----------

  Brazil.  The Company is developing a potential product that uses arc segments
  ------
of the KeraVision Ring to treat astigmatism. This device utilizes the core technology for the treatment of myopia and the segments are manufactured from the same PMMA material as the KeraVision Ring. A similar surgical technique is employed to implant the segments in the eye. In August 1994 and March 1995, arc segments were implanted in eight astigmatic patients. Clinical results showed that the patients exhibited improvement in their visual acuity after the implantation of arc segments. The company intends to continue evaluating the arc segments for the treatment of astigmatism.

  Complications and Visual Side Effects
  -------------------------------------

  The Company has developed only limited clinical data to date on the safety and efficacy of the KeraVision Ring in correcting myopia, and has not yet developed any long-term safety or efficacy data. The KeraVision Ring technology is relatively new technology. The first procedure for the treatment of myopia using the KeraVision Ring was performed in 1991, and to date 778 procedures have been conducted using the KeraVision Ring technology. with 590 procedures using the two half circle design of the KeraVision Ring. The KeraVision Ring is in United States Phase II and Phase III clinical trials, and it cannot yet be determined if the KeraVision Ring technology will prove to be effective for the predictable treatment of myopia or other common vision problems. There can be no assurance that the initial clinical trial results are necessarily indicative of future clinical trial results. Because KeraVision has conducted only limited clinical studies to date, there can be no assurance that long-term safety and efficacy data when collected will be consistent with these clinical trial results and will demonstrate that the KeraVision Ring can be used safely and successfully to treat myopia in a broad segment of the population or on a long-term basis.

  All surgical procedures, including the KeraVision Ring procedure, involve some inherent risk of complications. Certain complications have been observed in a small number of patients who have received the KeraVision Ring, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications observed to date with the KeraVision Ring appear to be primarily related to the surgical technique. The complications include, among other things: induced astigmatism and a temporary reduction in central corneal sensation. In addition, there have been some patients who have had their KeraVision Rings removed due to a surgery-related infection.

  In addition, patients undergoing the KeraVision Ring procedure have reported certain visual side effects. These include glare, haloes and reduced night vision. However, central corneal haze has not been observed in patients receiving the KeraVision Ring. The Company believes that these visual side effects are primarily related to the surgery used to insert the KeraVision Ring and the size of patient's pupil. The preliminary clinical results have suggested that as the surgical incision heals, the incidence of some of these visual side effects may decrease. All of these complications and visual side effects have also been observed in connection with other ophthalmic surgeries. Although the Company believes these complications and side effects may be mitigated, no assurance can be given that these or other complications or side effects will not be serious or lasting or will not impair or preclude its obtaining regulatory approval for its potential products or the acceptance of the product by patients or ophthalmologists.

OTHER PRODUCTS UNDER DEVELOPMENT

  In addition to its potential products for the treatment of myopia and astigmatism, the Company is currently developing KeraVision Ring technology for the treatment of hyperopia. This work is in its initial stages. Data obtained from laboratory work on eye bank eyes and from finite element analysis has indicated that hyperopia may be corrected with a device based on the KeraVision Ring technology. In addition, corneal topographical analysis of these corrected eye bank eyes has indicated that the cornea is smooth with an optical surface that may allow for good vision.

  The Company is also conducting preliminary research on the use of KeraVision Ring technology to treat combinations of astigmatism and either hyperopia or myopia. Early laboratory eye-bank eye testing and finite element analysis have been encouraging, and the Company is pursuing broader experimentation and analysis.

MARKETING AND SALES

  The primary market for the KeraVision Ring is the ophthalmic surgery market. There are approximately 16,000 ophthalmic surgeons in the United States, Germany, France, the United Kingdom, Italy and Japan. Cataract surgery, with an intraocular lens replacement, is the most prevalent form of ophthalmic surgery, with over two million procedures being performed annually in the United States, Germany, France, the United Kingdom, Italy and Japan. Increased consumer interest in corneal refractive surgery, improved visual results of emerging refractive surgery techniques, and reduced reimbursement rates for cataract surgery are providing incentives for ophthalmic surgeons to enter the corneal surgery market.

  The Company currently has limited sales or marketing organization or experience. Because the ophthalmic surgery market is highly concentrated, the Company expects to market its products through a direct sales force, or a combination of a direct sales force and distributors, in the United States and Europe. In other selected foreign markets, including parts of the Pacific Rim, the Company expects to seek a strategic partner to assist in regulatory approval and marketing activities. Medical investigators have presented the KeraVision Ring technology as an investigational device at various professional meetings and symposia, in the United States, Europe, and Asia and the Company expects continued demonstrations of its technology at scientific and ophthalmic conferences worldwide. As Company has received regulatory approval to commercialize the KeraVision Ring in Europe, the Company has developed comprehensive physician training programs to ensure proper education and training for performing KeraVision Ring procedures. The Company anticipates that most ophthalmic surgeons will be able to perform the KeraVision Ring procedure after participating in its training course.

  The Company estimates that existing refractive procedure costs range from $1,000 to $2,500 per eye for a PRK procedure, and $700 to $1,500 per eye for RK. The Company anticipates that the KeraVision Ring procedure, if approved for marketing, will be competitively priced with existing refractive surgery procedures.

  The Company commenced sales of the KeraVision Ring in France and Germany in December 1996. The Company expects to sell the KeraVision Ring and any potential products to customers outside of the United States until such time, if ever, the Company receives approval for sales in the United States. In addition, the Company may begin manufacturing or operating activities outside of the United States. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the imposition of the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates, increases in duty rates and difficulties in obtaining export licenses. There can be no assurance that the Company will be able to successfully commercialize the KeraVision Ring or any future product in any foreign market.

  Establishing sufficient marketing and sales capabilities will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on efforts of third parties. There can be no assurance that such efforts will be successful.

REIMBURSEMENT

  Currently available refractive surgery procedures, such as RK and PRK, are generally paid for directly by consumers receiving treatment, and are generally not reimbursed by third-party payors. It is anticipated that PRK and KeraVision Ring procedures, if approved, will also be paid for directly by consumers. The Company believes that the successful development and commercialization of the KeraVision Ring will not be dependent upon the availability of third-party reimbursement.

PATENTS AND PROPRIETARY RIGHTS

  One of the Company's primary strategies has been to develop a strong proprietary patent position with respect to the KeraVision Ring technology. The Company has 173 pending patent applications worldwide and has been awarded 16 United States patents and 19 foreign patents. These issued and pending patents cover various aspects of the Company's KeraVision Ring technology, including the KeraVision Ring, methods of use, instruments and related materials and other vision correction technology. The expiration dates of the United States issued patents range from 2002 to 2015. The Company's policy is to protect its technology by, among other things, filing patent applications relating to important aspects of its KeraVision Ring technology and other vision correction technology. There can be no assurance that patents will issue on the Company's pending or future patent applications.

  The Company will continue to depend substantially on its proprietary technological expertise with respect to the KeraVision Ring and any other potential products. In addition, the commercial success of the Company will depend in part on acquiring and maintaining patent and trade secret protection with respect to the KeraVision Ring technology, the KeraVision Ring and any other potential products the Company seeks to develop. The Company is seeking and expects to continue to seek patents on innovations related to its products under development. There can be no assurance that the Company will be successful in obtaining necessary patents or license rights, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. A large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting in the cornea a solid ring. Because this method requires the use of a solid ring, it necessitates a continuous 360/degree/ incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in proceedings before the U.S. Patent and Trademark Office, which could result in substantial cost to the Company and/or be decided adversely to the Company.

  Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal corneal ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts. The Company believes that there appear to be no patents held by others that would prevent the Company from manufacturing and selling, in the United States and abroad, the KeraVision Ring and related surgical instruments as they currently exist.

  The Company also relies upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's proprietary technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

  The Company's policy is to require each of its employees, consultants, investigators and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company.
These agreements generally provide that all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

MANUFACTURING AND SUPPLY

  The KeraVision Ring is currently manufactured to the Company's specifications by an outside contractor using a computer-controlled machining process. The Company has rights to the machining process, which can be transferred to KeraVision's facilities if desired. Any such change would require regulatory review and approval, which could result in significant manufacturing and/or shipping delays. Critical components of the Company's instrument set are currently manufactured by the Company at its facility. The Company has entered into confidentiality agreements with its contract manufacturers in order to protect the proprietary nature of its technology. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities.

  The KeraVision Ring is made from PMMA, a clear acrylic used in implantable intraocular lenses since 1952. PMMA cast sheet is purchased from a sole supplier and is stored at the Company prior to release to the machining vendor, but the Company believes it can manufacture PMMA cast sheet internally if this sole source were to become unavailable. Any such change would require regulatory review and approval, which could result in significant manufacturing and/or shipping delays. To date, the Company has experienced no material delays or problems in dealing with its single-source supplier of PMMA cast sheet. KeraVision Rings made at machining vendors are received by the Company for finishing, cleaning, quality inspection and packaging. The KeraVision Ring is sterilized at an independent contract sterilization facility.

  The vendors for machining and sterilization are single-source suppliers.
Since the Company is dependent upon third parties for the manufacture of its products, the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position.

  The Company has limited volume manufacturing capacity and is building experience in manufacturing medical devices and other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities may involve technical challenges for the Company. Establishing its own manufacturing capabilities may require significant scale-up expenses and additions to facilities and personnel. The Company may consider seeking collaborative arrangements with other companies to manufacture certain of its potential products, including the KeraVision Ring. In addition, the manufacturer of the Company's potential products will be subject to periodic inspection by regulatory authorities. Any such operations must undergo GMP compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. There can be no assurance that the Company will be able to successfully pass these inspections on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. If the Company is dependent upon third parties for the manufacture of its proposed products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position.

COMPETITION

  If approved by the FDA and other regulatory authorities, the KeraVision Ring will compete with other treatments for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK), and other technologies under development, such as PRK, LASIK, ALK and refractive intraocular lenses. Significant competitive factors in the industry include efficacy of vision correction, safety, reliability, convenience and price. The healthcare field is characterized by extensive research and rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of the KeraVision Ring or which would otherwise render the KeraVision Ring technology obsolete.

  Other companies, most of which are larger and better financed than KeraVision, are engaged in refractive surgery research. Two companies, Summit Technology and VISX, have received approval to market their products in the United States and are currently selling PRK systems in the United States and in other countries around the world. In addition to Summit Technology and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmBH (Germany), Chiron-Technolas (Germany) Nidek (Japan), and Schwind (Germany). Furthermore, a large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting in the cornea a solid ring. Because this method requires the use of a solid ring, it necessitates a continuous 360/degree/ incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal corneal ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts.

  Many of these companies and institutions have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market such systems. In addition, many of these companies and institutions have extensive experience in preclinical testing and human clinical studies. Certain of these companies and institutions may develop and introduce products or processes competitive with or superior to those of the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience. Finally, the Company intends to market its proposed products to people whose vision can be corrected with eyeglasses or contact lenses. There can be no assurance that these persons will elect to undergo surgical insertion of the KeraVision Ring when such nonsurgical vision-correction alternatives are available.

  The Company's competition will be determined in part by those refractive surgery products that are ultimately approved for sale by regulatory authorities. The relative speed at which the Company is able to develop its potential products, complete the necessary governmental and regulatory approval processes for those products and manufacture and market commercial quantities of the products will be important competitive factors.

U.S. GOVERNMENT REGULATION AND PRODUCT TESTING

  The Company's potential products are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. The Federal Food, Drug, and Cosmetic Act (the "FDC Act") and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall, injunction or seizure of products, total or partial suspension of production, withdrawal of approval or refusal to approve product approval applications or allow the Company to enter into supply contracts, and criminal prosecution. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operation.

  Pursuant to the FDC Act, the FDA regulates the manufacture, distribution, study and approval of medical devices in the United States. Medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls [e.g., labeling, premarket notification and adherence to the Quality System Regulation/Good Manufacturing Practices] and for Class II devices through the use of additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). The Company's KeraVision Ring is considered a Class III device and will require a PMA as will Company products under development for treatment of myopia, hyperopia and astigmatism.

  Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a Pre-Market Approval ("PMA") application. While the Company currently has no products for which it is seeking 510(k) clearance, it may file 510(k)s with respect to future potential products. A 510(k) clearance will be granted (a) to a product if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or (b) to a Class III medical device for which the FDA has not called for PMAs. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence. It generally takes four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed, before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products, if any, that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k). Modifications or enhancements of any product that has been cleared through the 510(k) process that could significantly affect safety or effectiveness will require new 510(k) submissions.

  If human clinical trials of a device are required, and the device presents a "significant risk," the manufacturer or the distributor of the device will have to file an IDE application with the FDA, and receive FDA approval of that IDE, prior to commencing human clinical trials. An IDE application must be supported by data, typically including the results of animal and laboratory testing. If an IDE application is approved, human clinical trials may begin at a specified number of investigational sites with a maximum number of patients, as approved by the FDA. FDA regulations govern many important aspects of the clinical investigation of medical products, and require, among other things, obtaining informed consent from clinical subjects, and securing the approval for the clinical protocol from an institutional review board ("IRB"). An IRB will consider, among other things, ethical facts, the safety of patients and the possible liability of the institution at which the study will be conducted. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed the recovery of the costs of manufacture, research, development and handling. The Company has received FDA approval of an IDE application for its Phase I, II and III trials for the treatment of myopia with the KeraVision Ring.

  A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed device or to a Class III device for which the FDA has called for PMAs. A PMA must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. The Company's KeraVision Ring is considered a Class III device and will require a PMA as will Company products under development for treatment of myopia, hyperopia and astigmatism.

  Upon receipt of a PMA, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins review of the PMA. An FDA review of a PMA generally takes between one to two years from the date that the PMA is accepted, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of a PMA. There can be no assurance that any PMA will receive FDA approval.

  New PMAs or PMA supplements are required for certain modifications to a device that is approved through the PMA process. Supplements to a PMA often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the product covered by the original PMA, and may not require the submission of clinical data or the convening of any advisory committees and corresponding review.

  The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years, and many devices for which PMA approval has been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements will have a material adverse effect on the Company's business, financial condition and results of operation.

  In addition, the FDA may require extensive post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit patented products or technologies.

  Before the KeraVision Ring can be commercialized in the United States, the Company must undergo a series of approval processes that are sequential in nature. In general terms, the Company must (i) generate biocompatibility and long-term preclinical safety data; (ii) conduct under an IDE a clinical study involving nonfunctional human eyes; and (iii) conduct under an IDE a phased series of clinical studies using sighted human eyes. The Company must submit the data from these studies to the FDA in a PMA for objective and scientific evaluation of the data.

  In order to meet FDA requirements for the KeraVision Ring for the treatment of myopia, KeraVision is conducting clinical trials in three phases and has recently begun Phase III for one range of indication and completed enrollment in Phase II for another range of indication. The Company may begin commercialization of the KeraVision Ring in the United States only after the receipt of PMA approval from the FDA, which the Company expects will take at least two years from the present time.

  The results of the preclinical and clinical studies on medical devices such as the Company's KeraVision Ring are submitted to the FDA in the form of a PMA application for approval to commence commercial sales. There can be no assurance that the safety or efficacy data in the PMA will be deemed sufficiently complete and adequate by the FDA. If not, a final determination by FDA regarding approval of the device could be delayed while additional trials are performed. Such trials could add significant new costs to the program, which would materially and adversely affect the Company's business, financial condition and results of operation. Continued compliance with all FDA requirements and conditions in an approved application, including product specification, manufacturing process, labeling and promotional material and record keeping and reporting requirements, is necessary for all products. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

  Any products manufactured or distributed by the Company pursuant to a premarket clearance notification or an approved PMA are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the use of the devices. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

  The FDC Act requires the Company (and its contract manufacturers) to manufacture its products in registered establishments and in accordance with current GMP regulations for devices. As the developer of the KeraVision Ring, the Company is required to meet certain current GMP requirements. In the event that the Company were to manufacture the KeraVision Ring, the Company would be required to adhere to additional GMP requirements for the development and distribution of the KeraVision Ring. The Company will be required to engage in extensive recordkeeping and reporting and possibly to conduct extensive post-market surveillance or other device follow-up. To supply products for use in the United States, foreign manufacturing establishments must also comply with GMP regulations and are subject to periodic inspection by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company's manufacturing facilities will be subject to periodic inspections by the FDA and the Food and Drug Branch of the California Department of Health Services. The Company's products also will be subject to regulation by state and foreign government agencies.

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

  The Company is also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the National Environmental Policy Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. In addition, new or modified regulations may be promulgated governing the Company's potential products that may be more restrictive or that may otherwise alter or affect the Company's research and development programs. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon the Company's ability to do business. Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, such as the Company, comply with applicable laws and regulations. The Company is unable to predict whether any agency will adopt any regulation that would have a material adverse effect on the Company's operations.

  All of the above described government regulation and product approval risks apply to the KeraVision Ring and will apply to any future potential product of the Company. Government regulation may become more restrictive in the future. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon the Company's ability to conduct business.

EUROPEAN GOVERNMENT REGULATION AND PRODUCT TESTING

  The regulatory environment in Europe for medical devices differs significantly from that in the United States. A total of 15 European countries are grouped in a union (the "European Union," or "EU") with the objective of establishing a single market without internal borders among the member countries and eliminating divergent national requirements. The members of the EU include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom.

  The EU has adopted two directives dealing with medical devices, including the "Active Implantable Medical Devices Directive" and the "Medical Devices Directive," and has proposed a third directive, the "In Vitro Diagnostic Medical Devices Directive," to standardize the regulatory requirements for medical devices.

  Products that comply with the requirements of a specified medical directive will be entitled to bear CE marking, which indicates that the product conforms with all applicable provisions of the appropriate directive and that the product may be sold throughout the EU member states and in Iceland and Norway. The method of assessing conformity varies depending on the class of the product, but normally involves some combination of a manufacturer's self-assessment and a third-party (a "Notified Body") assessment, which may consist of an audit of the manufacturer's quality system and/or specific testing of the product. An assessment by a Notified Body in only one EU member country will be required in order for a manufacturer to be able to sell the product throughout the EU.
After June 14, 1998 all commercial medical device products will be required to bear a CE marking. It will then be illegal to market such products in the EU without CE marking.

  Medical devices such as the Company's KeraVision Ring are regulated under the Medical Devices Directive (Council Directive 93/42/EEC of 14 June 1993, or the "Directive"). A manufacturer may affix CE marking after a determination that the product complies with the essential requirements of the Directive and completion of the appropriate conformity assessment procedure as specified by the Directive. The conformity assessment requirements are based upon a given product's classification within the Directive. Products within the scope of the Directive are grouped within four classes: Class I, IIA, IIB and III. A product with a higher classification is considered to have higher risk, and will therefore be subject to more controls in order to obtain CE marking. The KeraVision Ring has been designated as a Class IIB device. Essential requirements under the Directive include substantiating that the device meets the manufacturer's performance claims and that undesirable side effects of the device, if any, constitute an acceptable medical risk when weighed against the intended performance (or benefits) of the device.

  There are two basic options for assessing conformity of devices designated as Class IIB. The first option allows a manufacturer to seek a decision from the Notified Body that the processes employed in the design and manufacture of a device qualify as a full quality system. Alternatively, manufacturers can seek product certification based on certain control schemes. The Company obtained qualification of its processes as a full quality system.

  The instrumentation supplied by the Company for the purpose of implanting the KeraVision Ring is also covered by the Directive. These instruments are classified lower than the KeraVision Ring as Class I and therefore are subject to fewer requirements.

  Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the Directive and received a favorable decision from the Notified Body, it is eligible to affix CE marking to its product. CE marking will allow the product to be placed on the market in the 15 countries of the EU and Iceland and Norway. Based on the current regulatory laws, no additional premarket approvals in the individual countries listed above are required. Custom-made devices and devices intended for clinical investigation do not bear CE marking and are subject to particular requirements under the Directive. Manufacturers are required to report serious adverse incidents concerning CE-marked devices to the authorities of the countries where the incidents take place. If such incidents occur, the manufacturer may have to take remedial action, perhaps including withdrawal of the product from the European market.

  The Directive must be transposed into national law in order to be applied. Some member states of the EU have not yet completed this transposition. This fact does not in itself create an obstacle to placing a CE-marked medical device on the market of a country that has failed to transpose the Directive, but it may result in practical complications and delays in those countries with respect to product introduction, marketing and sales. This transposition process has not created significant differences among the member states of the EU with respect to compliance with the essential requirements and the conformity assessment process. However, meaningful differences have emerged in at least the following areas: authorities' evaluation of proposed clinical investigation, notification of products and activities, handling of adverse event reporting and language requirements for labels and instructions for use. As the Directive does not cover distribution practices, healthcare financing and purchasing, it is expected that there will be significant regulatory variances from country to country in these areas. No assurances can be given that the transposition of the Directive into national law will be completed by member countries in a timely fashion, or at all, or that the failure to complete such transposition or variations in national law will not materially and adversely affect the Company.

  The Company obtained ISO 9001 certification in October 1996 and was granted the permission from a Notified Body to affix the CE mark to the KeraVision Ring in November 1996. The right to affix the CE mark can be withdrawn by the Notified Body and no assurance can be given that it will be obtained again in a timely fashion or at all.

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

SCIENTIFIC AND MEDICAL ADVISORY BOARD

  KeraVision established a Scientific and Medical Advisory Board (the "SMAB") in 1987 to provide advice to the Company in the areas of ophthalmic research, medical advice, and oversight to the development of the KeraVision Ring technology. There are currently members from several countries, including ophthalmic surgeons from the United States, South America, Europe and Japan, and scientists specializing in optics, corneal physiology and tissue modeling. The SMAB meets semiannually to review data, review technological advances and to advise on research strategies. Some SMAB members currently have, or have had, consulting and/or research agreements with the Company relating to research work on the KeraVision Ring or related technology.

DATA AND SAFETY MONITORING BOARD

  The Company has established an independent Data and Safety Monitoring Board (the "DSMB") to serve in a medical monitoring capacity and to review the collective safety and efficacy data generated from the Company's various clinical trials. In addition, the members of the DSMB examine representative patients from the United States investigational sites, provide medical advice to the clinical investigators, review any complications and provide suggested guidelines for patient management to the investigators. The DSMB currently consists of two prominent ophthalmologists, who are corneal specialists. Additional individuals will be added to the DSMB, as required. The members of the DSMB are not and will not be clinical investigators for the KeraVision Ring.

PRODUCT LIABILITY

  The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its KeraVision Ring or other future potential products are alleged to have resulted in adverse effects. While the Company has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains, product liability insurance in the amount of $2.0 million per claim with an annual aggregate limit of $4.0 million. There can be no assurance that adequate insurance coverage will continue to be available at an acceptable cost, if at all, before or after commercialization of any of its products. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

RESEARCH AND DEVELOPMENT EXPENSES

  The Company's research and development expenses for the years ended December 31, 1994, 1995 and 1996 were approximately $5.1 million, $6.5 million and $10.9 million, respectively.

EMPLOYEES

  As of March 17, 1997, the Company had 83 full-time employees, of whom 47 are engaged in, or directly support, the Company's research and development activities. The Company also has contracts with outside consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, and their ages as of March 17, 1997, are as follows:


NAME                            AGE                    POSITION
-------------------------       --    ------------------------------------------

Thomas M. Loarie                 50   Chairman of the Board of Directors, Chief
                                      Executive Officer and President,

Darlene E. Crockett-Billig       44   Vice President, Regulatory Affairs,
                                      Clinical Research and Quality Assurance

Mark D. Fischer-Colbrie          40   Vice President, Finance and
                                      Administration, Chief Financial Officer

Edward R. Newill                 43   Vice President,  U.S. Marketing and Sales

Patrick Sabaria                  44   Vice President, Europe

Thomas A. Silvestrini            44   Vice President, Research and Development

Robert P. Wood                   38   Vice President, Manufacturing

  Thomas M. Loarie has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 1987. From 1985 until joining KeraVision, Mr. Loarie served as President of ABA BioManagement, a management service firm specializing in medical technology start-ups, and from 1984 to 1985 he served as President of Novacor Medical Corporation, a manufacturer of cardiovascular implants. Prior to 1984, Mr. Loarie held management positions in four divisions of American Hospital Supply Corporation, a manufacturer of healthcare products (now Baxter International), serving most recently as President of the American Heyer-Schulte Division, where he was responsible for bringing several new implantable devices to the markets of neurosurgery, oncology, urology, plastic surgery and wound management as well as rebuilding the company's international business. Mr. Loarie holds a B.S. degree in engineering from the University of Notre Dame and has completed graduate work in business administration at the Universities of Chicago and Minnesota. Mr. Loarie also serves as a director of the Health Industry Manufacturers Association.

  Darlene E. Crockett-Billig has served as Vice President, Regulatory Affairs Clinical Research and Quality Assurance of the Company since February 1988. From 1986 to 1988, she served as Regulatory Affairs Manager for CooperVision Ophthalmic Products, an ophthalmic device manufacturer, where she was responsible for all FDA submissions, product approval strategies and regulatory compliance. Prior to that time, Ms. Crockett-Billig spent ten years in management and laboratory supervision positions with Miles Laboratories and Medtronic, Inc., two healthcare products manufacturers. Ms. Crockett-Billig received her B.A. in Biology from Augustana College and her M.B.A. from the College of St. Thomas (Minnesota).

  Mark D. Fischer-Colbrie has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since March 1992.
From 1983 to 1992, Mr. Fischer-Colbrie held several senior financial positions, most recently as Vice President, Controller, at Maxtor Corporation, a manufacturer of computer disk drives. Prior to 1983, he worked for four years with a subsidiary of Xerox Corp. in accounting and finance. Mr. Fischer-Colbrie holds a B.A. from Stanford University and an M.B.A. in Finance and Marketing from the University of California at Berkeley.

  Ted Newill has served as Vice President, Marketing and Sales since May 1996. Mr. Newill has 18 years of international experience in a broad range of surgical specialties including plastic surgery, which like vision correction surgery is consumer-based and non-reimbursed by insurers. Mr. Newill held management positions with Mentor from 1990 to 1996. Mr. Newill holds a B.S. in General Business from Miami University and a Masters International Management from American Graduate School of International Management.

  Patrick Sabaria has served as Vice President, Europe since April 1996. Mr. Sabaria held various management positions with Johnson & Johnson from 1982 to 1996, most recently as European Managing Director. Mr. Sabaria holds a Masters of Science from Nice and an AEP from European Institute of Business Administration.

  Thomas A. Silvestrini has served as Vice President, Research and Development of the Company since July 1990. Prior to joining the Company, Mr. Silvestrini spent 12 years in senior management and project positions including Manager of Research and Development, Project Leader, and Senior Research Scientist with the Corporate Research Center of the Hospital Products Group for the Pfizer Corporation, a manufacturer of healthcare products. He has received 11 patents for medical devices and has an additional 12 patents pending. Mr. Silvestrini received his B.S. in Chemical Engineering and his M.S. in Organic Chemistry from the University of Minnesota.

  Robert P. Wood has served as Vice President, Manufacturing since April 1996. From 1994 to 1996 Mr. Wood was operations manager of Allergan, Inc.'s medical device and pharmaceutical facility. From 1987 to 1994 Mr. Wood held management positions with Abbott Laboratories. Mr. Wood holds a B.S., in mechanical engineering from Texas A&M University.

  Each executive officer serves at the sole discretion of the Board of Directors.

FORWARD LOOKING STATEMENTS

  The Company notes that certain of the foregoing statements in this report, including without limitation statements about timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels, (iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the KeraVision Ring or the surgical procedure, (vi) competitive products and technology, and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth below in this Item 1.

RISK FACTORS AFFECTING THE COMPANY, ITS BUSINESS AND ITS STOCK PRICE

  Early Stage of Product Development; Operating Losses; Uncertainty of Product
  ----------------------------------------------------------------------------
Development and Future Revenue.  KeraVision, founded in 1986, has only recently
------------------------------
completed development of one product for sale in Europe, has generated only limited revenues to date and is continuing to develop its products for the united states market. Accordingly, the Company is subject to the uncertainties and risks associated with any company developing products and beginning its sales efforts. The Company has experienced significant operating losses every year since its incorporation. Such losses have resulted principally from costs incurred in research and development and clinical trials for the KeraVision Ring. The Company expects to incur substantial and increasing operating losses for at least the next year and until sufficient revenue and margin can be generated to offset expenses. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will be able to generate product revenue or achieve profitability on a sustained basis or at all.

  To obtain shipment revenues, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market products. The time frame for achievement of market success for any products and potential products is long and uncertain. The Company has only recently begun enrollment of patients for its United States Phase III clinical trials for its first product, the KeraVision Ring. The KeraVision Ring will require additional clinical studies and significant investment of capital prior to commercialization in the United States. Although the Company has received approval to market one product in the European Union, there can be no assurance that the Company's research and development efforts will be successfully completed and there can be no assurance that the KeraVision Ring will perform in the manner anticipated, or that results observed in animal, eye-bank or human nonfunctional and sighted-eye testing will be experienced in long-term use of the KeraVision Ring in human sighted eyes. There can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government agency or that the KeraVision Ring or any other product developed by the Company will be commercially successful.

  Government Regulation and Need for Product Approvals.  The research,
  ----------------------------------------------------
manufacture, sale and distribution of medical devices such as the KeraVision Ring is subject to regulations imposed by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the U.S., most medical devices, including the Company's KeraVision Ring, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. FDA approval will be required for commencement of any additional clinical studies for other product indications, which must be conducted prior to applying for FDA approval to market the KeraVision Ring in the United States. The Company cannot predict with certainty when it might first submit a Premarket Approval ("PMA") application to the FDA. Similarly, the Company cannot predict when, if at all, it will obtain FDA approvals to market the KeraVision Ring in the United States. Failure to obtain required FDA or non-European regulatory agency approvals would prevent the Company from marketing the KeraVision Ring in the jurisdiction regulated by such agency.

  Significant unforeseen delays in the approval process could occur as a result of determinations by the FDA that the clinical data collected are insufficient to support the safety and efficacy of one or more of the devices for their intended uses, the FDA's failure to schedule advisory review panels, changes in review guidelines, FDA procedures, regulations or administrative interpretations. Delays in obtaining requisite regulatory approvals, or the failure to obtain required clearances or approvals in the United States and other countries, would adversely affect or prevent the marketing of the KeraVision Ring, impair the Company's ability to generate funds from operations, and may furnish a competitive advantage to other companies that compete with the Company. The Company may also be required to demonstrate that the KeraVision Ring represents an improved form of treatment over existing alternatives and/or that the expected benefits of the KeraVision Ring outweigh any of the risks associated with its use. There can be no assurance that the Company will be able to obtain required approvals or clearances in the United States or certain foreign countries for the intended use of the KeraVision Ring or any other of its potential products.

  If the KeraVision Ring is approved for the correction of myopia, it may be subject to additional post-market testing and surveillance programs required by the regulatory agencies. As the developer of the KeraVision Ring, the Company is required to meet the Quality System Regulation ("QSR"). In the event that the Company were to manufacture the KeraVision Ring, the Company would be required to adhere to additional FDA requirements for the development and distribution of the KeraVision Ring. The Company will be required to engage in extensive recordkeeping and reporting, and possibly to conduct extensive post-market surveillance or other device follow-up. Ongoing compliance with the QSR, labeling and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries. In addition, regulatory approval of prices is generally required in many foreign countries. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  All of the above described government regulation and product approval risks will apply to the KeraVision Ring and any future potential product of the Company. Government regulation may become more restrictive in the future.
There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon the Company's ability to conduct business. See "Business--U.S. Government Regulation and Product Testing" and "Business--European Government Regulation and Product Testing."

  Need for Market Acceptance of the KeraVision Ring and Other Products;
  ---------------------------------------------------------------------
Limitations on Potential Market.  The Company's future performance will depend
-------------------------------
to a substantial degree upon market acceptance of, and the Company's ability to successfully manufacture, market, deliver and support, the KeraVision Ring and related products. The extent of, and rate at which, market acceptance and penetration are achieved by the KeraVision Ring and future products is a function of many variables including, but not limited to, price, safety, efficacy, reliability and marketing and sales efforts, as well as general economic conditions affecting purchasing patterns. To be successful, the Company's KeraVision Ring will have to be accepted by ophthalmic surgeons as well as myopic patients. Many of these surgeons may have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques. Accordingly, there can be no assurance that the KeraVision Ring or any future product will achieve or maintain acceptance in their target markets. Similar risks may confront other products developed by the Company in the future. See "Business--Marketing and Sales" and "Business--Manufacturing and Supply."

  Of the 70 million myopic people in the United States, an estimated 22 million patients in the age range of 25 to 54 have low to moderate myopia without significant astigmatism are the Company's target market. The Company views this age group as the primary population for refractive surgery because of a lack of refractive stability in younger patients, and a possilbe preference for eyeglasses and contact lenses amount older patients. In addition to age and degree of myopia, the Company believes that the potential market for the KeraVision Ring may be further limited by the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery. The Company also expects that the market will be affected by the relative attractiveness and affordability of other refractive surgical techniques.

  Lack of Long-Term Follow-Up Data; Complications and Visual Side Effects. The
  -----------------------------------------------------------------------
Company has developed only limited clinical data to date on the safety and efficacy of the KeraVision Ring in correcting myopia, and has not yet developed any long-term safety or efficacy data. The KeraVision Ring technology is relatively new technology. The first procedure for the treatment of myopia using the KeraVision Ring was performed in 1991, and to date only 778 procedures have been conducted. The KeraVision Ring is in United States Phase II and Phase III clinical trials, and it cannot yet be determined if the KeraVision Ring technology will prove to be effective for the predictable treatment of myopia or other common vision problems. There can be no assurance that the initial clinical trial results are necessarily indicative of future clinical trial results. Because KeraVision has conducted only limited clinical studies to date, there can be no assurance that long-term safety and efficacy data when collected will be consistent with these clinical trial results and will demonstrate that the KeraVision Ring can be used safely and successfully to treat myopia in a broad segment of the population or on a long-term basis.

  All surgical procedures, including the KeraVision Ring procedure, involve some inherent risk of complications. Certain complications have been observed in a small number of patients who have received the KeraVision Ring, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications observed to date with the KeraVision Ring appear to be related to surgical technique.
The complications include, among other things: induced astigmatism and a temporary reduction in central corneal sensation. Furthermore, there have been four patients who had their KeraVision Rings removed due to a surgery-related infection. In addition, patients undergoing the KeraVision Ring procedure have reported certain visual side effects. These include glare, haloes and reduced night vision. The Company believes that these visual side effects are primarily related to the surgery used to insert the KeraVision Ring. No assurance can be given that these complications or side effects will not be serious or lasting or will not impair or preclude the Company from obtaining regulatory approval for its potential products.

  Reliance on a Single Product.  The Company has concentrated its efforts
  ----------------------------
primarily on the development of the KeraVision Ring for the correction of myopia and will be dependent upon the successful development of that product to generate revenues. The Company has performed only limited research on other applications of the KeraVision Ring technology. There can be no assurance that the KeraVision Ring technology will prove safe and effective in vision correction, or that if proven safe and effective, the technology will be successfully commercialized.

  Dependence on Patents and Proprietary Technology.  The Company has depended
  ------------------------------------------------
and will continue to depend substantially on its technological expertise in the development and manufacture of the KeraVision Ring and any other potential products. In addition, the commercial success of the Company will depend in part on acquiring and maintaining patent and trade secret protection with respect to the KeraVision Ring technology, the KeraVision Ring and any other potential products the Company seeks to develop. There can be no assurance that the Company will be successful in obtaining necessary patents or license rights, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. A large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting a solid ring in the cornea. Because this method requires the use of a solid ring, it necessitates a continuous 360/degree/ incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology. The Company does not believe it is infringing any of such patents. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal KeraVision Ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in proceedings before the U.S. Patent and Trademark Office, which could result in substantial cost to the Company and/or be decided adversely to the Company. See "Business--Patents and Proprietary Rights" and "Business--Competition."

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

  Intense Competition and Rapid Technological Change.  The Company is engaged in
  --------------------------------------------------
a rapidly evolving field. There are many companies, both public and private, universities and research laboratories engaged in activities relating to research on vision correction alternatives, including RK, PRK, Laser in situ Keratomileusis ("LASIK"), Automated Lamellar Keratoplasty ("ALK") and refractive intraocular lenses. Competition from these companies, universities and laboratories is intense and expected to increase. Two companies, Summit Technology and VISX, have conducted Phase III clinical studies in the United States to evaluate PRK for the treatment of myopia. Both companies have received approval to market their products in the United States. In addition to Summit Technology and VISX, there are a number of other entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmBH (Germany), Chiron-Technolas (Germany), Nidek (Japan) and Schwind (Germany). Furthermore, a large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting a solid ring in the cornea. Because this method requires the use of a solid ring, it necessitates a continuous 360/degree/ incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal KeraVision Ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts. Many of these companies and institutions have substantially greater resources, research and development staffs, facilities, experience in research and development, obtaining regulatory approval and manufacturing and marketing medical device products than the Company, and represent significant long-term competition for the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed product obsolete or noncompetitive. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience. Finally, the Company intends to market its proposed products to people whose vision can be corrected with eyeglasses or contact lenses. There can be no assurance that these persons will elect to undergo surgical insertion of the KeraVision Ring when such non-surgical vision-correction alternatives are available. See "Business--Competition."

  No Manufacturing Experience; Dependence on Third Parties.  The Company has
  --------------------------------------------------------
limited volume manufacturing capacity and experience in manufacturing medical devices or other products. To be successful, the Company's products and potential products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production of commercial-scale quantities may involve technical challenges for the Company. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. The Company may consider seeking collaborative arrangements with other companies to manufacture certain of its products and potential products, including the KeraVision Ring. In addition, the manufacturer of the Company's products and potential products will be subject to periodic inspection by regulatory authorities. Any such operations must undergo QSR compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. When the Company is dependent upon third parties for the manufacture of its products and proposed products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. See "Business-- Manufacturing and Supply."

  No Sales or Marketing Experience.  The Company has only recently begun selling
  --------------------------------
product in Europe and there are no implantable corneal devices currently being marketed and sold to treat refractive problems. The Company intends to market and sell the KeraVision Ring and related technology in the United States and certain foreign countries, if and when required regulatory authorization is obtained, through a direct sales force or a combination of a direct sales force and distributors. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful. See "Business--Marketing and Sales."

  Risk of Product Liability Litigation; Potential Unavailability of Insurance.
  ---------------------------------------------------------------------------
The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its KeraVision Ring or other future potential products are alleged to have resulted in serious adverse effects. While the Company has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains, product liability insurance in the amount of $2.0 million per claim with an annual aggregate limit of $4.0 million. There can be no assurance that adequate insurance coverage will continue to be available at an acceptable cost, if at all, before or after commercialization of any of its products. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company. See "Business--Product Liability Insurance."

  Future Capital Requirements and Uncertainty of Future Funding.  The Company
  -------------------------------------------------------------
expects that its current cash, cash equivalents and short-term investments will be sufficient to fund the Company's operations through at least the next 12 months. However, the Company will be required to commit substantial resources to conduct the research and development, clinical studies and regulatory activities necessary to bring any potential medical device products to market and to establish production, marketing and sales capabilities. There can be no assurance that the Company's current cash, cash equivalents and short-term investments will be sufficient to fund the Company's operations to profitability or through completion of the United States Phase III clinical trial for the KeraVision Ring for the treatment of myopia. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private debt or equity financings. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The Company currently has no commitments for any additional financings, and there can be no assurance that any such financings, if needed, will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, clinical studies and/or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

  Dependence on Sole Source Supplier.  The raw material used in manufacturing
  ----------------------------------
the KeraVision Ring is currently purchased from a single source. Although the Company has not experienced difficulty acquiring this material for the manufacture of its products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors, which would require additional regulatory submissions. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Manufacturing and Supply."

  International Sales and Operations Risks.  The Company initially plans to sell
  ----------------------------------------
the KeraVision Ring and any future products to customers outside of the United States. In addition, the Company may begin manufacturing or operating activities outside of the United States. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the imposition of the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates, increases in duty rates and difficulties in obtaining export licenses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it necessary to hedge the risk associated with fluctuations in exchange rates. However, it is possible that the Company may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. There can be no assurance that the Company will be able to successfully commercialize the KeraVision Ring or any future product in any foreign market. See "Business-- Marketing and Sales."

  Dependence on and Need for Additional Key Personnel.  The success of the
  ---------------------------------------------------
Company and of its business strategy is dependent in large part on the ability of the Company to attract and retain key management, scientific and operating personnel. Such persons are in high demand and are often subject to competing employment offers. The Company will need to develop expertise and add skilled personnel or retain consultants in such areas as research and development, clinical testing, government approvals, sales, marketing and manufacturing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed for its business. The Company currently has a small research and management group with limited operating experience. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed could have a material adverse effect on the Company.

  Possible Volatility of Stock Price.  The market prices for securities of
  ----------------------------------
medical device companies have been highly volatile. Announcements regarding the results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by the Company or its competitors, government regulations, developments concerning proprietary rights or public concern as to safety of technology have historically had, and are expected to continue to have, a significant impact on the market prices of the stocks of medical device companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in operating results.

ITEM 2.  PROPERTIES
-------------------

  KeraVision's manufacturing, laboratory and administrative facilities occupy approximately 40,000 square feet of space in Fremont, California. The facility is subject to a lease which expires in 1999. The current monthly rent is approximately $18,000. In addition, the Company occupies approximately 12,886 square feet of space in another facility located in Fremont, California. The facility is subject to a lease which expires in 1999. The current monthly rent is approximately $10,900. The Company's European sales facilities occupy approximately 3,300 square feet of space in Chatenay-Malabry, France. The facility is subject to a lease which expires in 1999. The current monthly rent is approximately $4,500. The Company believes that this space is adequate for its immediate needs, and that it will be able to renew its lease or obtain additional space as necessary.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

     The following table sets forth, for the periods indicated, the high and low trading prices for the Company's common stock as reported on the Nasdaq National Market following the Company's initial public offering in July 1995.


          CALENDAR YEAR      HIGH      LOW
        ----------------    ------   --------
        1996

        First quarter       $14.25    $10.875
        Second quarter       18.00     12.00
        Third quarter        16.75     13.50
        Fourth quarter       17.50     13.50

        1995
        Third quarter        13.75     10.00
        Fourth quarter       13.00      9.00


     Only six quarters are presented above as, prior to the initial public offering in July 1995, there was no established public trading market for the Company's common stock.

     The closing stock price on February 27, 1997 was $12.25. The Company reported 240 stockholders of record and 2,000 beneficial holders of the Company's common stock on February 27, 1997.

     The Company has not historically paid cash dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table summarizes selected consolidated financial information for each of the five years ended December 31.

                                                            YEAR ENDED DECEMBER 31,
(in thousands, except per share data)        1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales...............................   $    137    $     --     $    --    $     --    $     --

Costs and expenses:
 Cost of sales..........................        319          --          --          --          --
 Research and development...............     10,888      6,.527       5,146       4,300       2,859
 General and administrative.............      3,930       1,725       1,262       1,119         986
                                           --------    --------    --------    --------    --------
Total costs and expenses................     15,137       8,252       6,408       5,419       3,845
                                           --------    --------    --------    --------    --------
Loss from operations....................    (15,000)     (8,252)     (6,408)     (5,419)     (3,845)
Interest income, net....................      2,121       1,203         425         423         342
Other expense...........................         --         (57)       (114)         --          --
                                           --------    --------    --------    --------    --------
Net loss................................   $(12,879)   $ (7,106)   $ (6,097)   $ (4,996)   $ (3,503)
                                           =======     ========    ========    ========    ========

Net loss per share......................     $(1.04)
Pro forma net loss per share............                 $(0.71)     $(0.74)
Shares used in per share calculation....     12,342       9,964       8,288


                                                                 DECEMBER 31,
(in thousands)                                1996        1995        1994        1993        1992
----------------------------------------   --------    --------    --------    --------    ---------
BALANCE SHEET DATA
Cash, cash equivalents and short-term
 investments............................   $ 32,065    $ 44,703    $  5,909    $ 11,057    $ 15,683
Working capital.........................     30,435      43,205       4,935      10,418      15,350
Total assets............................     35,485      45,919       6,934      11,733      16,387
Capital lease obligations, noncurrent...        793         114         210         134         166
Redeemable convertible preferred stock..         --          --      27,844      27,844      27,857
Accumulated deficit.....................    (43,265)    (30,403)    (23,440)    (17,200)    (12,204)
Total stockholders' equity (net capital
 deficiency)............................     31,765      44,035     (22,144)    (16,917)    (11,999)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

    The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in the Annual Report and this Form 10K.

    The Company notes that certain of the statements in this report, including without limitation statements about timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval process, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels,
(iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the KeraVision Ring or the surgical procedure, (vi) competitive products and technology, and
(vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1.

OVERVIEW

    Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Ring and related technology. Although the Company began stocking shipments to a distributor and recorded its first revenue in the quarter ended December 31, 1996, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1997 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not significantly accelerate in the foreseeable future. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

    The Company is currently conducting a Phase III trial for the KeraVision Ring in the United States for myopia in the range of -1.0 to -3.5 diopters and a Phase II trial for myopia in the range of -3.5 to -5.0 diopters. The Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 in European Union countries.

    The research, manufacture, sale and distribution of medical devices such as the KeraVision Ring are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including the Company's KeraVision Ring, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. After approvals have been given, product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European countries.

    There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. Although the Company does have approval to sell product in the European Union, there can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or other government agencies or that the KeraVision Ring or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the KeraVision Ring or any other potential products or ever achieve profitable operations.

    YEARS ENDED DECEMBER 31, 1996 AND 1995

    The Company recorded its first revenues in the quarter ended December 31, 1996. Net revenues totaled $137,000 for the year ended December 31, 1996. Primarily all of 1996 product sales were composed of stocking sales to a German distributor.

    Research and development expenses, which include clinical and regulatory expenses, for the year ended December 31, 1996 were $10.9 million, an increase of $4.4 million from the $6.5 million incurred in the prior year. The increase in research and development expense is primarily due to increased costs associated with expanded clinical studies along with an increase in manufacturing development costs and other final development expenses to prepare for product launch in late December 1996. Research and development expenses for the most recent year represented 73% of the $15.0 million loss from operations, and in 1995 represented 79% of the $8.3 million loss from operations. The Company expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

    General and administrative expenses in 1996 were $3.9 million, an increase of $2.2 million from 1995. The increase in spending reflects increased staffing and associated expenses, costs associated with the set-up of an European headquarters and additional expenses for the marketing and sales launch of the KeraVision Ring in Europe.

    The Company recorded $2.1 million of net interest income for the year ended December 31, 1996, as compared to $1.2 million for the previous year. Interest income increased due to the short-term investment of net proceeds of $44.4 million from the Company's initial public offering completed on August 2, 1995, in addition to funds being invested over the full year of 1996. The net loss in 1996 was $12.9 million, an increase of $5.8 million from the net loss of $7.1 million in 1995. The Company believes that its net loss could significantly increase in 1997.


    YEARS ENDED DECEMBER 31, 1995 AND 1994

    Research and development expenses, which include clinical and regulatory expenses, for the year ended December 31, 1995 were $6.5 million, an increase of $1.4 million from the $5.1 million incurred in the prior year. The higher expense level was due primarily to higher clinical study, patent and quality assurance costs, partially offset by lower outside research expenses. Research and development expenses for the most recent year represented 79% of the loss from operations of $8.3 million in 1995 and 80% of the loss from operations of $6.4 million in 1994.

    General and administrative expenses in 1995 were $1.7 million, an increase of $0.5 million from 1994, primarily as the result of increased expenses associated with marketing efforts, the hiring of personnel, and operating as a public company.

    The Company recorded $1.2 million of net interest income for the year ended December 31, 1995, as compared to $0.4 million for the previous year. Interest income increased due to the short-term investment of net proceeds of $44.4 million from the Company's initial public offering completed on August 2, 1995. The net loss in 1995 was $7.1 million, an increase of $1.0 million from the net loss of $6.1 million in 1994.

    TAX MATTERS

    As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $18 million and $4 million, respectively. The Company also had federal and state research and experimentation credits of approximately $0.7 million and $0.6 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2003 through 2011 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. The Company believes that the annual limitation , if any, will not be material.

    Under Statement of Financial Accounting Standards No. 109 (SFAS 109), deferred tax assets and liabilities are based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization, primarily due to the Company's lack of an earning history.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. The Company completed an initial public offering of its Common Stock on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Prior to the initial public offering the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities has increased from $6.1 million in 1995 to $12.3 million in 1996, reflecting increasing net losses principally related to increased research and development expenditures. Cash, cash equivalents and short-term investments were $32.1 million at December 31, 1996 as compared to $44.7 million at December 31, 1995. Capital expenditures increased from $0.3 million in 1995 to $1.6 million in 1996, but were largely financed through capital lease arrangements. As of December 31, 1996, the Company has $920,000 available on its lease line.

    The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the establishment of a sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that existing cash, cash equivalents and short-term investments will enable it to maintain its current and planned operations for at least the next 12 months.

    The Company's cash requirements may vary materially from those now planned because of results of research, development, and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. As a result, the Company may need to raise additional funds in the form of equity or debt financing to fund its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

    See Item 14(a) for an index to financial statements and supplementary information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
       FINANCIAL DISCLOSURE
       --------------------

          Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders scheduled to be held May 6, 1997, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          Information with respect to the Registrant's directors required by this Item is incorporated by reference from the information under the caption "Election of Directors--Board of Directors" in the Registrant's Proxy Statement.

          Information as to the Registrant's executive officers is set forth in "Item 1 -- Business -- Executive Officers of the Company" in this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          Information required by this Item is incorporated by reference from the information under the caption "Executive Compensation" in the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          Information required by this Item is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          Information required by this Item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------


(a)       (1)   The following financial statements and Report of Ernst & Young
LLP, Independent Auditors, are filed as part of this report:
                                                                                              Page
                                                                                              ----
                Reports of Ernst & Young,
                 Independent Auditors....................................................      37

                Consolidated Balance Sheets at
                 December 31, 1996 and 1995..............................................      38

                Consolidated Statements of
                 Operations Years ended December 31,
                 1996, 1995 and 1994.....................................................      39

                Consolidated Statements of
                 Redeemable Convertible Preferred Stock
                 and Stockholders' Equity Years
                 ended December 31, 1996, 1995 and 1994..................................      40

                Consolidated Statements of
                 Cash Flows Years ended December 31,
                 1996, 1995, and 1994....................................................      41

                Notes to Consolidated Financial Statements...............................      42

          (2)   Financial Statement Schedules

                Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          (3)   Exhibits (numbered in accordance with Item 601 of
                Regulation S-K)



EXHIBIT
NUMBER
-------                 DESCRIPTION
          ----------------------------------------

    2.1 Agreement and Plan of Merger by and between KeraVision, Inc., a Delaware corporation, and KeraVision, Inc., a California corporation.(1)
    3.1 Amended and Restated Certificate of Incorporation of Registrant (California).(1)
    3.2   Bylaws of Registrant.(1)
    3.3   Certificate of Incorporation of Registrant.(1)

    3.4 Amended and Restated Certificate of Incorporation of Registrant (Delaware).(1)
    3.5   Bylaws of Registrant (Delaware).(1)
   10.1 Form of Indemnification Agreements for directors and officers (California).(1)
   10.2 Form of Indemnification Agreements for directors and officers (California).(1)
   10.3   1987 Stock Purchase Plan and forms of agreements thereunder.(1)(2)
   10.4   1987 Stock Option Plan and forms of agreements thereunder.(1)(2)
   10.5   1995 Employee Stock Purchase Plan and form of subscription agreement.
          (1)(2)
   10.6   1995 Stock Plan and forms of agreements thereunder.(1)(2)
   10.7   1995 Directors' Option Plan and form of subscription agreement.(4)(2)
   10.8   401(k) Plan.(1)(2)
   10.9   Fremont Office Lease dated August 20, 1993.(1)
   10.10  Kilmer License Agreement, dated December 31, 1992.(1)
   10.11  Manufacturing Agreement dated October 1, 1992.(1)(3)
   10.12 Form of Warrant for Series D Preferred Stock between Registrant and certain holders of Common Stock of Registrant.(1)
   10.13 Promissory Notes, dated January 29, 1988, March 8, 1988, March 8, 1989, October 30, 1991, April 12, 1993 and November 7, 1993,
          executed by Thomas Loarie in favor of the Registrant and
          all amendments thereto.
   10.14  Promissory Notes, dated September 17, 1990, October 30, 1991,
          October 30, 1991, and November 7, 1993, executed by Thomas
          Silvestrini in favor of the Registrant and all amendments thereto.
   10.15 Promissory Note, dated November 7, 1993, executed by Mark Fischer-Colbrie in favor of the Registrant and all amendments thereto.(1)
   10.16 October 30, 1991, and November 7, 1993, executed by Darlene Crockett-Billig in favor of the Registrant and allamendments thereto.
   10.17  Consulting Agreement dated January 19, 1994 between the Registrant and John R. Gilbert, and all amendments thereto.(1)
   10.18 Information and Registration Rights Agreement between the Registrant and holders of the Preferred Stock of the Registrant, dated as of November 19, 1992.(1)
   10.19  Consulting Agreement dated January 1, 1996 between the Registrant and John R. Gilbert(4)
   10.20 Employment Agreement dated January 1997 between the Registrant and Thomas M. Loarie
   10.21 Distribution Agreement dated as of October 31, 1996 by and between the Registrant and AM Peschke, a German corporation(5)
   11.1   Statement regarding computation of net loss per share.
   13.1   1996 Annual Report to Stockholders.
   23.1   Consent of Ernst & Young LLP, Independent Auditors.
   24.1   Power of Attorney (See Page 35 of this Report).
   27     Financial Data Schedule.
----------------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective on July 27, 1995.

(2)  Management contract or compensatory plan or arrangement.

(3) Confidential treatment has been granted with respect to certain portions of this Exhibit by the Securities and Exchange Commission by order dated July 27, 1995.

(4) Incorporated by reference to identically numbered exhibits filed in response to the 16(a), Exhibits of the Registrants Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Confidential treatment has been sought with respect to certain portions of this Exhibit.

(b)  REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 28th day of March 1997.

                           KERAVISION, INC.

                             By:  /s/ Mark Fischer-Colbrie
                                  ------------------------
                                    Mark Fischer-Colbrie
                                 Vice President, Finance and
               Administration, Chief Financial Officer and Assistant Secretary
                         (Principal Financial and Accounting Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Loarie and Mark Fischer-Colbrie, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
-----------------------------   --------------------------------   --------------
/s/ Thomas Loarie                Chairman of the Board of          March 28, 1997
-----------------------------    Directors, President and Chief
(Thomas M. Loarie)               Executive Officer (Principal
                                 Executive Officer)


  /s/ Mark Fischer-Colbrie      Vice President, Finance and        March 28, 1997
-----------------------------   Administration, Chief Financial
  (Mark Fischer-Colbrie)        Officer, and Assistant
                                Secretary (Principal Financial
                                and Accounting Officer)


  /s/ Charles Crocker           Director                           March 28, 1997
-----------------------------
  (Charles Crocker)


  /s/ John R. Gilbert           Director                           March 28, 1997
-----------------------------
  (John R. Gilbert)


  /s/ Lawrence Lehmkuhl         Director                           March 28, 1997
-----------------------------
  (Lawrence Lehmkuhl)


  /s/ Kshitij Mohan             Director                           March 28, 1997
-----------------------------
  (Kshitij Mohan)


  /s/ Arthur M. Pappas          Director                           March 28, 1997
-----------------------------
  (Arthur M. Pappas)


  /s/ Steven N. Weiss           Director                           March 28, 1997
-----------------------------
  (Steven N. Weiss)


                               KERAVISION, INC.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER    DESCRIPTION                                                                   PAGE NUMBER
------    -----------                                                                   -----------
10.13    Promissory Notes, dated January 29, 1988, March 8, 1988, March 8, 1989,
         October 30, 1991, April 12, 1993 and November 7, 1993, executed by
         Thomas Loarie in favor of the Registrant and all amendments thereto

10.14    Promissory Notes, dated September 17, 1990, October 30, 1991,
         October 30, 1991 and November 7, 1993, executed by Thomas
         Silvestrini in favor of the Registrant and all amendments thereto

10.16    Promissory Notes, dated March 8, 1988, March 8, 1988, March 8,
         1989, October 30, 1991, and November 7, 1993, executed by
         Darlene Crockett-Billig in favor of the Registrant and all amendments thereto

10.20    Employment Agreement dated January 1, 1997 between Registrant and
         Thomas M. Loarie

10.21 Distribution Agreement dated as of October 31, 1996 by and between the Registrant and AM Peschke a German Corporation

11.1     Statement regarding computation of net loss per share

23.1     Consent of Ernst & Young LLP, Independent Auditors

24.1     Power of Attorney (See Page 35 of this Report)

27       Financial Data Schedule

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
KeraVision, Inc.

     We have audited the accompanying consolidated balance sheets of KeraVision, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeraVision, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        Ernst & Young LLP



February 6, 1997
San Jose, California

                                KERAVISION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               DECEMBER 31,
                                        -----------------------
                                             1996        1995
                                        -----------------------
ASSETS
Current assets:
  Cash and cash equivalents.............   $  8,291    $ 44,703
  Available for sale investments........     23,774          --
  Prepaid expenses and other current          1,297         272
   assets...............................   --------    --------

Total current assets....................     33,362      44,975

Property and equipment, at cost:
  Manufacturing and laboratory equipment      2,795       1,596
  Office furniture and fixtures.........        559         362
  Leasehold improvements................        368         214
                                           --------    --------
                                              3,722       2,172
Accumulated depreciation and                 (1,746)     (1,298)
 amortization...........................   --------    --------
  Net property and equipment............      1,976         874
Other assets............................        147          70
                                           --------    --------

Total assets............................   $ 35,485    $ 45,919
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................   $    973    $    445
  Accrued payroll and related expenses..        424         124
  Accrued clinical trial costs..........        965         779
  Other accrued liabilities.............        221         316
  Current portion of capital lease              344         106
   obligations..........................   --------    --------

Total current liabilities...............      2,927       1,770

Capital lease obligations...............        793         114
Commitments
Stockholders' equity:
  Preferred stock, par value $.001,
   2,000,000 shares authorized, none
   issued and outstanding...............         --          --
  Common stock, par value $.001,
   30,000,000 shares authorized,
   12,444,802 and 12,262,845 shares
   issued and outstanding in 1996 and
   1995, respectively...................         12          12
  Additional paid-in capital............     76,114      75,710
  Deferred compensation.................       (328)       (477)
  Accumulated deficit...................    (43,265)    (30,403)
  Notes receivable from stockholders....       (768)       (807)
                                           --------    --------

Total stockholders' equity..............     31,765      44,035
                                           --------    --------

Total liabilities and stockholders'
 equity.................................   $ 35,485    $ 45,919
                                           ========    ========

                            See accompanying notes.

                                KERAVISION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 YEAR ENDED
                                                 DECEMBER 31,
                                      ----------------------------------
                                          1996       1995         1994
                                      ----------------------------------
Net sales...........................  $    137     $   --       $   --

Costs and expenses:
  Cost of sales.....................       319         --           --
  Research and development..........    10,888      6,527        5,146
  General and administrative........     3,930      1,725        1,262
                                      ----------------------------------
Total costs and expenses............    15,137      8,252        6,408
                                      ----------------------------------
Operating loss......................   (15,000)    (8,252)      (6,408)
Interest income, net................     2,121      1,203          425
Other income (expense)..............        --        (57)        (114)
                                      ----------------------------------
Net loss............................  $(12,879)   $(7,106)     $ 6,097
                                      ==================================

Net loss per share..................  $  (1.04)
Shares used in calculation of net
 loss per share.....................    12,342

Pro forma net loss per share........             $  (1.71)     $ (0.74)
Shares used in calculation of
 pro forma net loss per share.......                9,964        8,288

                            See accompanying notes.

                               KERAVISION, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                             REDEEMABLE
                                             CONVERTIBLE
                                           PREFERRED STOCK     COMMON STOCK
                                        -------------------  ------------------        PAID-IN        DEFERRED         ACCUMULATED
                                          SHARES    AMOUNT     SHARES   AMOUNT         CAPITAL      COMPENSATION        DEFICIT
                                        -------------------  ---------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993           5,263,026  $27,844     1,057,716  $1,156            --           $(158)          $(17,200)
Issuance of common stock upon
 exercise of options, and accrued
 interest                                     --       --        24,692      21            --              --                 --
Exercise of warrants to purchase
 1,497,490 shares of common stock             --       --     1,497,490     936            --              --                 --
Exchange of 430,465 warrants for
 358,721 shares of common stock                                 358,721      --            --              --                 --
Amortization of deferred
 compensation                                 --       --            --      --            --             105                 --
Securities valuation adjustment               --       --            --      --            --              --               (143)
Net loss                                      --       --            --      --            --              --             (6,097)
                                       --------------------  --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994           5,263,026   27,844     2,938,619   2,113            --             (53)           (23,440)
Issuance of common stock upon
 exercise of options, and accrued
 interest                                     --       --        44,477      38            --              --                 --
Deferred compensation expense
 related to stock option grants               --       --            --     597            --            (597)                --
Amortization of deferred
 compensation                                 --       --            --      --            --             173                 --
Issuance of Series D preferred
 stock upon exercise of warrants         105,343      553            --      --            --              --                 --
Issuance of common (including
 99,798 shares under net exercise
 provisions) upon exercise of
 warrants                                     --       --       311,380     137            --              --                 --
Initial public offering of common
 stock net of issuance costs of
  $4.2 million                                --       --     3,600,000  44,400            --              --                 --
Redeemable Convertible Preferred
 stock converted to common stock
 upon initial public offering         (5,368,369) (28,397)    5,368,369  28,397            --              --                 --
Reincorporation in Delaware                   --       --            -- (75,710)       75,710              --                 --
Securities valuation adjustment               --       --            --      --            --              --                143
Net loss                                      --       --            --      --            --              --             (7,106)
                                      ---------------------  -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                  --       --    12,262,845      12        75,710            (477)           (30,403)
Issuance of common stock upon
 exercise of options                          --       --       181,957      --           404              --                 --
Amortization of deferred
 compensation                                 --       --            --      --            --             149                 --
Forgiveness of notes receivable
 from stockholders, net of
 accrued interest                             --       --            --      --            --              --                --
Translation adjustment                        --       --            --      --            --              --                 (1)
Securities valuation adjustment               --       --            --      --            --              --                 18
Net loss                                      --       --            --      --            --              --            (12,879)
                                      ---------------------  -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                  --  $    --    12,444,802     $12       $76,114           $(328)          $(43,265)
                                       ====================  ===================================================================

                                                            NOTES                         TOTAL
                                                         RECEIVABLE                STOCKHOLDERS' EQUITY
                                                      FROM STOCKHOLDERS            NET CAPITAL DEFICIENCY
                                                  --------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                              $(715)                           $(16,917)
Issuance of common stock upon
 exercise of options, and accrued
 interest                                                   (49)                                (28)
Exercise of warrants to purchase
 1,497,490 shares of common stock                            --                                 936
Exchange of 430,465 warrants for
 358,721 shares of common stock                              --                                  --
Amortization of deferred
 compensation                                                --                                 105
Securities valuation adjustment                              --                                 143
Net loss                                                     --                              (6,097)
                                                  --------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                               (764)                            (22,144)
Issuance of common stock upon
 exercise of options, and accrued
 interest                                                   (43)                                 (5)
Deferred compensation expense
 related to stock option grants                              --                                  --
Amortization of deferred
 compensation                                                --                                 173
Issuance of Series D preferred
 stock upon exercise of warrants                             --                                  --
Issuance of common (including
 99,798 shares under net exercise
 provisions) upon exercise of
 warrants                                                    --                                 137
Initial public offering of common
 stock net of issuance costs of
 $4.2 million                                                --                              44,440
Redeemable Convertible Preferred
 stock converted to common stock
 upon initial public offering                                --                              28,397
Reincorporation in Delaware                                  --                                  --
Securities valuation adjustment                              --                                 143
Net loss                                                     --                              (7,106)
                                                  --------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                               (807)                             44,035
Issuance of common stock upon
 exercise of options                                         --                                 404
Amortization of deferred
 compensation                                                --                                 149
Forgiveness of notes receivable
 from stockholders, net of
 accrued interest                                            39                                  39
Translation adjustment                                       --                                  (1)
Securities valuation adjustment                              --                                  18
Net loss                                                     --                             (12,879)
                                                  --------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                              $(768)                            $31,765
                                                  ==============================================================


                                                      See accompanying notes.

                                KERAVISION, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)


                                                      YEAR ENDED
                                                     DECEMBER 31,
                                         ----------------------------------
                                             1996       1995         1994
                                         ----------------------------------


Cash flows from operating activities:
 Net loss...............................   $(12,879)   $(7,106)   $(6,097)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization........        448        308        281
   Interest receivable on stockholders'
    notes...............................        (41)       (43)       (49)
   Forgiveness of stockholders' notes...         80         --         --
   Amortization of deferred compensation        149        173        105
   Loss on sales of securities and other         --         60        114
   Prepaid expenses and other current
    assets..............................     (1,025)      (222)       (17)
   Accounts payable.....................        528        267        (53)
   Other accrued liabilities............        391        479        349
                                           --------    -------    -------
     Total adjustments..................        530      1,022        730
                                           --------    -------    -------

     Net cash used in operating
      activities........................    (12,349)    (6,084)    (5,367)
                                           --------    -------    -------

Cash flows from investing activities:
 Purchases of available-for-sale
  investments...........................    (40,402)    (2,970)    (7,884)
 Sales of available-for-sale investments     10,790      3,725       2965
 Maturities of available-for-sale
  investments...........................      5,855      3,990         --
 Capital expenditures...................     (1,550)      (300)      (602)
 Other assets...........................        (77)        23        (11)
                                           --------    -------    -------

     Net cash provided by (used in)
      investing activities..............    (25,384)     4,468     (5,532)
                                           --------    -------    -------

Cash flows from financing activities:
 Principal payments under capital lease
  obligations...........................       (156)       (96)       (68)
 Proceeds from sales-leaseback of
  capital equipment.....................      1,073         --        200
 Proceeds from issuance of equity
  securities, net of repurchases........        404     45,168        957
                                           --------    -------    -------
     Net cash provided by financing           1,321     45,072      1,089
      activities........................   --------    -------    -------
Net increase (decrease) in cash and
 cash equivalents.......................    (36,412)    43,456     (9,810)
Cash and cash equivalents at the
 beginning of the period................     44,703      1,247     11,057
                                           --------    -------    -------
Cash and cash equivalents at the end of
 the period.............................   $  8,291    $44,703    $ 1,247
                                           ========    =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Cash paid for interest..................   $     25    $    34    $    27
                                           ========    =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH
 ACTIVITIES

Deferred compensation related to the
 issuance of certain stock options......   $     --    $   597    $    --
                                           ========    =======    =======



                            See accompanying notes.

                                KERAVISION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

          KeraVision, Inc. ("KeraVision" or the "Company") was incorporated on November 6, 1986 in the State of California and reincorporated in the State of Delaware on July 25, 1995. On August 2, 1995, the Company completed its initial public offering ("IPO") by issuing 3,600,000 shares of common stock in exchange for net proceeds of $44.4 million.

          The Company was founded to develop and commercialize proprietary medical products for the treatment of common vision problems. On December 23, 1986, the Company acquired certain equipment and patent rights from Kera Associates, a partnership, in exchange for 425,000 shares of the Company's common stock issued to the former partners of Kera Associates. The assets were recorded at the predecessor's cost basis. As part of the transaction with Kera Associates, the Company acquired the exclusive license, existing between Kera Associates and an outside third party, to develop and market the licensor's "proprietary rights," as defined, relating to the development of certain instruments used in the insertion of the KeraVision Ring, the Company's initial potential product. The term of the license agreement will continue until the expiration of the last expiring patent then existing or developed thereafter by the licensor relating to the proprietary rights. Royalties are payable based upon sales of the KeraVision Ring or the instruments.

          The Company has devoted substantially all of its efforts and resources since 1986 to research and development related to its vision enhancement technology. In December 1996, the Company recorded its initial revenues from sales of its ocular rings and therefore is no longer considered to be in the development stage.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

DEPRECIATION AND AMORTIZATION

          Depreciation is provided on a straight-line basis over assets' estimated useful lives of three to five years. Assets acquired under capital leases are amortized on a straight-line basis over the lesser of the assets' useful life or the term of the lease.

CASH, CASH EQUIVALENTS, AND AVAILABLE FOR SALE INVESTMENTS

          The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. All other liquid investments are classified as available for sale and consist primarily of short-term investment grade securities, substantially all of which mature within the next twelve months. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments only to the extent recorded on the balance sheet. At December 31, 1996, the Company's liquid assets were composed of deposits with banks and investments in U.S. Government securities, corporate debt securities, certificates of deposits, auction market preferred stocks and money market funds. Investments include reverse repurchase agreements with major financial institutions. Due to their short-term nature of the reverse repurchase agreements, the Company generally does not take possession of the underlying securities. at December 31, 1995, cash and cash equivalents consisted of deposits with banks and investments in money market funds.

          Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996, all debt and equity securities are designated as available-for-sale. Available-for-sale securities are carried at fair value as determined by reference to quoted market prices, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

REVENUE RECOGNITION

          The Company recognizes revenues from product sales upon shipment. Product sales in 1996 were composed principally of sales to a German distributor.

NET LOSS PER SHARE

          Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, redeemable convertible preferred stock and warrants have been excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period beginning 12 months prior to the filing of the initial public offering at prices substantially below the public offering price have been included in the calculation as if they were outstanding for all periods through July 31, 1995 (using the treasury stock method and the initial public offering price for stock options and warrants and the if-converted method for preferred stock). Historical net loss per share calculated on this basis for 1995 and 1994 is ($1.03) and ($2.02), respectively. Pro forma net loss per share for 1995 and 1994 has been computed as described above and also gives effect to the conversion of redeemable convertible preferred shares not included above that automatically converted into common shares upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

          The Company accounts for its stock options granted to employees using the intrinsic value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

2.   INVESTMENTS


          At December 31, 1996 the Company's investments were composed of the following (in thousands):



                                                                            GROSS          ESTIMATED
                                                                          UNREALIZED          FAIR
                                                          COST              GAINS             VALUE
                                                      ------------------------------------------------
    Money market instruments............                 $ 2,472                               $ 2,472
    Certificate of deposit..............                   2,059                                 2,059
    U.S. Treasury Bills & other
     government agency obligations......                  10,486                                10,486
    Reverse repurchase agreements.......                   4,459                                 4,459
    Corporate debt securities...........                   9,581             18                  9,599
    Auction rate preferred stocks.......                   2,000                                 2,000
                                                      -------------------------------------------------
                                                          31,057             18                 31,075
    Included in cash & cash equivalents.                  (7,301)                               (7,301)
    Included in available for sale
     investments........................                 $23,756            $18                $23,774
                                                      ================================================

       Of the $23,774,000 included in available for sale investments a total of $22,773,000 matures in less than one year and the remainder matures between one and three years.

       During 1996 there were no gross realized gains or losses. In 1995, gross realized losses from sales of available-for-sale securities was $60,000.

3.   CAPITAL LEASE OBLIGATIONS

       The Company leases certain office and manufacturing equipment under capitalized leases which expire in 2000. The total future minimum lease payments under capital leases as of December 31, 1996 are as follows (in thousands):


Years ended December 31:

                        1997.................             $399
                        1998.................              318
                        1999.................              318
                        2000.................              391
                                                        --------
      Total minimum lease payments...........            1,426
      Amounts representing interest..........             (289)
                                                        --------

      Present value of minimum lease payments            1,137
      Less current portion...................             (344)
                                                        --------
      Noncurrent portion.....................           $  793
                                                        ========


   The cost of assets under capital leases at December 31, 1996 and 1995 were $1,492,000 and $412,000 with related accumulated amortization amounting to $469,000 and $237,000, respectively.

4.   COMMITMENTS

   The Company rents office facilities under operating lease agreements which expire at various dates through 1999. The facility lease agreement provides for an option for the Company to extend the lease for an additional five years. Aggregate annual rental commitments under noncancelable operating leases as of December 31, 1996 are shown as follows (in thousands):


        1997...........................            $354
        1998...........................             354
        1999...........................             262
                                                  -------
        Total minimum lease payments...            $970
                                                  =======


5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

      All outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock upon completion of the IPO. At such time the Company filed an Amended Certificate of Incorporation to delete references to Series A, B, C, D and E Preferred Stock and authorized 2,000,000 shares of undesignated Preferred stock.

6.   STOCKHOLDERS' EQUITY

STOCK OPTIONS

      In June 1995, the Company adopted the 1995 Stock Plan (the "1995 Plan") and the 1995 Directors' Option Plan (the "Directors' Plan"). A total of 800,000 and 150,000 shares were reserved for issuance under the 1995 Plan and the Directors Plan, respectively. Options outstanding under the Company's 1987 Stock Plan continue to be governed by such Plan. Common stock options may be granted to employees, consultants and directors. Options granted under the 1995 Plan may be either incentive stock options or nonstatutory stock options, determined at the compensation committees discretion. Options granted under the Directors' Plan must be nonstatutory options. Options are generally granted at an exercise price of not less than the fair value per share on the date of grant (as determined by the compensation committee) and become exercisable pursuant to the applicable terms of the grant. The term of any option shall not be greater than ten years from the date of grant.

Information relative to stock option activity under all plans is as follows:

                                                           OUTSTANDING OPTIONS
                                              -------------------------------------------
                                                                WEIGHTED-      AGGREGATE
                                  AVAILABLE      NUMBER          AVERAGE       EXERCISE
                                  FOR GRANT    OF SHARES     EXERCISE PRICE      PRICE
                               ----------------------------------------------------------

Balance at December 31, 1993        188,228      515,572              $ 1.47   $  759,187
 Granted.......................     (27,600)      27,600                2.39       66,000
 Authorized....................     210,000           --                  --           --
 Canceled......................      39,908      (39,908)               1.64      (65,366)
 Exercised.....................          --      (24,692)               0.83      (20,499)
                                  -------------------------                    -------------
Balance at December 31, 1994        410,536      478,572                1.54      739,322
 Authorized....................     950,000           --                  --
 Granted.......................    (388,400)     388,400                8.27    3,211,200
 Canceled......................      15,725      (15,725)               4.34      (68,282)
 Exercised.....................          --      (44,477)               0.86      (38,145)
 Expired in 1987 Plan..........    (111,361)          --                  --           --
                                  -------------------------                    -------------
Balance at December 31, 1995        876,500      806,770                4.76    3,844,095
 Granted.......................    (463,500)     463,500               13.85    6,421,700
 Canceled......................      38,376      (72,996)               9.93     (724,720)
 Exercised.....................          --     (166,045)               1.43     (237,553)
                                  -------------------------                    -------------
Balance at December 31, 1996        451,376    1,031,229              $ 9.02   $9,303,522
                                  =========================                    =============

       Options generally vest over a period of four years. Certain options granted in 1995 have accelerated vesting positions. At December 31, 1996 and 1995 approximately 450,064 and 348,847, respectively, of the outstanding options were exercisable.

The following table summarizes information about options outstanding at December 31, 1996:

                                    OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------    -------------------------------------

                                                     WEIGHTED AVERAGE
                                                         REMAINING             WEIGHTED                                 WEIGHTED
                                NUMBER OUTSTANDING      CONTRACTUAL            AVERAGE         NUMBER EXERCISABLE        AVERAGE
  RANGE OF EXERCISE PRICES          AT 12/31/96            LIFE             EXERCISE PRICE        AT 12/31/96        EXERCISE PRICE
  ---------------------------------------------------------------------------------------------------------------------------------
            $1.875                    263,590                  1.25             $1.875               231,595              $1.875
         3.75-5.00                     81,326                  3.12              4.168                46,714               4.02
              8.75                    186,720                  3.36              8.75                112,000               8.75
       11.50-15.50                    499,593                  9.35             13.69                 59,755              13.19
                             ----------------------                                         ----------------------
      $1.875-15.50                  1,031,229                  5.70            $ 9.02                450,064             $ 5.31
                             ======================                                         ======================

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for stock options granted in 1995 and 1996 with exercise prices equal to the fair value of the Company's common stock on the date of grant. Had compensation cost for the Company's stock option and purchase plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                   1996        1995
                                              ----------------------
        Net loss - as reported (in
         thousands).....................        $(12,879)   $(7,106)
        Net loss - pro forma (in
         thousands).....................        $(14,227)   $(7,578)
        Net loss per share - as reported        $  (1.04)   $ (0.71)
        Net loss per share - pro forma..        $  (1.15)   $ (0.76)


          Due to SFAS No. 123 being applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes Multiple option-pricing model with the following weighted-average assumptions used for grants:

                                            1996      1995
                                        -------------------
 Expected volatility....................    .5318     .5318
 Risk-free interest rate................     6.04%     5.85%
 Weighted-average expected life.........     4.46      4.46
 Dividend yield.........................       --        --
 Weighted-average fair value of options
  granted...............................   $ 8.27    $ 4.74

DEFERRED COMPENSATION

          For certain options granted prior to December 31, 1995, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Deferred compensation of $597,000 recorded in 1995 is being amortized ratably over the vesting period of such options.

STOCK PURCHASE PLAN

          In June 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. Employees purchased 15,913 shares in 1996 and there were no purchases under the Purchase Plan in 1995.

          Under the Company's predecessor plan (the "1987 Purchase Plan"), the Company sold 217,193, 105,533, and 346,302 shares of common stock at $1.875, $0.375, and $0.625 per share, respectively, to employees in exchange for notes that bear interest at 3.7% to 7.4% and are payable at various dates in 1997, 1998 and 1999. The Company has the option to repurchase unvested shares, upon termination of employment, at the original issuance price per share. Shares vest over a period of four years. At December 31, 1996, an aggregate of 38,218 shares of common stock were subject to repurchase.

WARRANTS

          In 1995, warrants to purchase 105,343 shares of Series D redeemable convertible preferred stock at $5.25 per share were exercised. Pursuant to the terms of such warrants, upon exercise the warrantholders also received the right to purchase for $0.025 per warrant, an additional warrant entitling them to purchase three shares of common stock at $0.625 per share. The Company issued 311,380 shares of common stock (including 99,798 shares under net exercise provisions) pursuant to the exercise of these warrants in 1995.

COMMON STOCK RESERVED FOR ISSUANCE

          The Company has reserved shares of common stock for the following at December 31, 1996:


                Purchases under the 1995 Employee Stock
                 Purchase Plan..........................      184,087
                Exercises under the 1995 Stock Option
                 Plan...................................      798,594
                Exercises under the 1995 Directors
                 Option Plan............................      150,000
                Exercises under the 1987 Stock Option
                 Plan...................................      534,011
                Conversion of undesignated preferred
                 stock..................................    2,000,000
                                                          ------------
                                                            3,666,692
                                                          ============

7.   INCOME TAXES

         Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1996, 1995 and 1994. A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the expected income tax benefit at the effective tax rate is as follows:

                                               YEARS ENDED DECEMBER 31,
                                             1996        1995         1994
                                        -----------------------------------
                                                   (IN THOUSANDS)
Income tax benefit computed at the
 federal statutory rate.................   $(4,379)      $(2,416)   $(2,073)
 Operating losses not utilized..........     4,379         2,416      2,073
                                        -----------------------------------
                                           $    --       $    --    $    --
                                        ===================================


       As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $18,000,000 and $4,000,000, respectively, that will expire in the fiscal years 1997 through 2011, if not utilized. The Company also has federal and state research and experimentation credits of approximately $700,000 and $600,000, respectively, that will expire in the fiscal years 2003 through 2011, if not utilized.

       Utilization of these net operating losses and credits may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions. The Company believes the annual limitation, if any, will not be material.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                            YEARS ENDED DECEMBER 31,
                                   ---------------------------------------
                                        1996           1995          1994
                                   ---------------------------------------
                                                (IN THOUSANDS)

Deferred tax assets:
Capitalized research costs.........   $ 10,090         $  9,621    $ 7,141
Net operating loss carryforwards...      6,366            2,104      1,785
Research credit carryforwards......      1,109              861        693
Other..............................        386              257        223
                                   ---------------------------------------
Total deferred tax assets..........     17,951           12,843      9,842
Valuation allowance................    (17,951)         (12,843)    (9,842)
                                   ---------------------------------------
Net deferred tax assets............   $     --         $     --    $    --
                                   =======================================



      The deferred tax asset valuation allowance increased $5,108,000, $3,001,000 and $2,616,000 in 1996, 1995 and 1994, respectively.