Form 10-Q
period 1997-03-31
KERAVISION INC /CA/
filed 1997-05-12
CIK 946154

                                                   Total Number of Pages:    10


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________


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

         As of May 2, 1997, there were 12,534,782 shares of Common Stock outstanding.

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION (unaudited)

         Item 1.      Condensed Consolidated Balance Sheets as of March 31, 1997 and
                      December 31, 1996......................................................................3

                      Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996..........................................................4

                      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996..........................................................5

                      Notes to Condensed Consolidated Financial Statements...................................6

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..................................................................7

PART II.      OTHER INFORMATION

         Item 1.      Legal Proceedings......................................................................9

         Item 2.      Changes in Securities..................................................................9

         Item 3.      Defaults upon Senior Securities........................................................9

         Item 4.      Submission of Matters to a Vote of Security Holders....................................9

         Item 5.      Other Items............................................................................9

         Item 6.      Exhibits and Reports on Form 8-K.......................................................9

SIGNATURES..................................................................................................10

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

                                KERAVISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      1997                 1996
                                                                                ------------------   ------------------
                                                                                  (Unaudited)            (Note 1)
                                                                                ------------------   ------------------
ASSETS
Current assets:
     Cash and cash equivalents...............................................        $5,261               $8,291
     Available-for-sale investments .........................................        22,365               23,774
     Other current assets....................................................         1,851                1,297
                                                                                    -------              -------

Total current assets.........................................................        29,477               33,362

Property and equipment, at cost:
     Manufacturing and laboratory equipment .................................         3,064                2,795
     Office furniture and fixtures...........................................           556                  559
     Leasehold improvements..................................................           368                  368
                                                                                    -------              -------
                                                                                      3,988                3,722
Accumulated depreciation and amortization ...................................        (1,914)              (1,746)
                                                                                    -------              -------
     Property and equipment, net.............................................         2,074                1,976
Other assets.................................................................           145                  147
                                                                                    -------              -------

Total assets ................................................................       $31,696              $35,485
                                                                                    =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable........................................................          $745                 $973
     Accrued payroll and related expenses ...................................           476                  424
     Accrued clinical trial costs............................................         1,284                  965
     Other accrued liabilities ..............................................           301                  221
     Current portion of capital lease obligations ...........................           286                  344
                                                                                    -------              -------

Total current liabilities....................................................         3,092                2,927

Capital lease obligations ...................................................           772                  793
Commitments
Stockholders' equity:
     Preferred stock.........................................................            --                   --
     Common stock                                                                        12                   12
     Additional paid-in capital..............................................        76,245               76,114
     Deferred compensation ..................................................          (291)                (328)
     Accumulated deficit ....................................................       (47,366)             (43,265)
     Notes receivable from stockholders......................................          (768)                (768)
                                                                                    -------              -------
Total stockholders' equity ..................................................        27,832               31,765
                                                                                    -------              -------

Total liabilities and stockholders' equity ..................................       $31,696              $35,485
                                                                                    =======              =======

                             See accompanying notes.

                                KERAVISION, INC.
                 CONDENSED STATEMENT OF OPERATIONS OF OPERATIONS
                 (IN THOUSANDS EXCEPT PER SHARE DATA; UNAUDITED)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                      -------------------------
                                                          1997        1996
                                                      -----------   -----------

 Net sales.........................................        $56           $--

 Costs and expenses:
      Cost of sales................................        770            --
      Research and development.....................      2,373         2,186
      General and administrative...................      1,379           658
                                                      -----------   -----------
 Total costs and expenses..........................     (4,522)       (2,844)
                                                      -----------   -----------
 Operating loss....................................     (4,466)       (2,844)

 Interest income, net..............................        373           547
                                                      -----------   -----------

 Net loss..........................................    $(4,093)      $(2,297)
                                                      ===========   ===========

 Net loss per share................................     $(0.33)       $(0.19)
                                                      ===========   ===========
 Shares used in calculation of net loss per share..     12,457        12,266


                             See accompanying notes.

                                KERAVISION, INC.
                 CONDENSED STATEMENT OF CASH FLOWS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS        THREE MONTHS
                                                                     ENDED               ENDED
                                                                    MARCH 31,           MARCH 31,
                                                                      1997                1996
                                                                     ------              -------
Cash flows from operating activities:
   Net loss ................................................        $(4,093)             $(2,297)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization........................            168                   84
       Amortization of deferred compensation................             37                   37
       Other current assets.................................           (554)                 150
       Accounts payable.....................................           (228)                (131)
       Accrued liabilities .................................            451                   16
                                                                     ------              -------
         Total adjustments..................................           (126)                 156
                                                                     ------              -------
         Net cash used in operating activities..............         (4,219)              (2,141)
                                                                     ------              -------
Cash flows from investing activities:
   Purchases of available-for-sale investments..............         (5,783)             (25,023)
   Sales of available-for-sale investments..................          3,185                   --
   Maturities of available-for-sale investments.............          3,999                   --
   Capital expenditures ....................................           (266)                (230)
   Other assets.............................................              2                   --
                                                                     ------              -------
         Net cash provided by (used in) investing activities..        1,137              (25,253)
                                                                     ------              -------
Cash flows from financing activities:
   Principal payments under capital lease obligations ......            (79)                 (24)
   Proceeds from issuance of equity securities, net of
     purchases..............................................            131                   16

       Net cash provided by (used in) financing activities..             52                   (8)
                                                                     ------              -------
Net increase (decrease) in cash and cash equivalents .......         (3,030)             (27,402)

Cash and cash equivalents at the beginning of the period ...          8,291               44,703
                                                                     ------              -------

Cash and cash equivalents at the end of the period .........        $ 5,261              $17,301
                                                                    =======              =======

                             See accompanying notes.

                               KERAVISION, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1997, the statements of cash flows and the statements of operations for the three-month periods ended March 31, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to stockholders and Form 10-K for the year ended December 31, 1996. The accompanying condensed consolidated balance sheet at December 31, 1996 is derived from audited financial statements at that date.

     Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

     2.  NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no impact on the Company from the adoption of Statement No. 128.

     3.  SHORT-TERM INVESTMENTS

     The Company's short-term investments at March 31, 1997, classified as available-for-sale securities, were composed of the following (in thousands):


                                                      Gross       Estimated
                                                   Unrealized        Fair
                                       Cost           Gains         Value
                                   ------------------------------------------
Certificate of deposit                   $ 2,156                      $ 2,156
U.S. Treasury bills & other
   government agency obligations           8,015                        8,015
Reverse repurchase agreements                353                          353
Corporate debt securities                  9,820      $ 21              9,841
Auction rate preferred stocks              2,000                        2,000
                                   ------------------------------------------
Available-for-sale investments          $ 22,344      $ 21           $ 22,365
                                   ==========================================

      All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the three month periods ended March 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

OVERVIEW

     Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Ring and related technology. Although the Company recorded revenue in the quarter ended March 31, 1997, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1997, and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not increase significantly in the foreseeable future. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

     The Company is currently conducting a Phase III trial for the KeraVision Ring in the United States for myopia in the range of -1.0 to -3.5 diopters and a Phase II trial for myopia in the range of -3.5 to -5.0 diopters. The Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries. To date, sales efforts have been concentrated in Germany, France and Austria.

     The research, manufacture, sale and distribution of medical devices such as the KeraVision Ring are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, the KeraVision Ring must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. After approvals have been given, product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in the European Union.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
    ------------------------------------------

     The Company recorded net revenues of $56,000 for the quarter ended March 31, 1997. The Company made its first commercial shipments in late 1996; therefore, no revenues are reflected in the first quarter of the previous year. Product sales were primarily composed of sales to a German distributor.

     Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended March 31, 1997 were $2.4 million, an increase of $0.2 million from the three-month period ended March 31, 1996. The increase is attributable to increased activities related to clinical trials and continued investments in research and development. Management expects research and development expenses to continue to increase, as clinical trials and product development efforts continue.

ITEMS 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS:

     General and administrative expenses of $1.4 million were incurred in the three-month period ended March 31, 1997, an increase of $0.7 million from the $0.7 million incurred in the comparable prior year period. The increase was primarily the result of expanded sales and marketing activities to support European commercialization effort.

     The Company recorded $0.4 million of net interest income for the three months ended March 31, 1997, as compared to $0.5 million for the same quarter of the previous year. Interest income decreased due to the decrease of $4.4 million in cash and available-for-sale investments from period to period. The net loss of $4.1 million for the three-month period ended March 31, 1997, increased $1.8 million from the $2.3 million reported in the comparable prior year period.
The Company believes that its net loss will significantly increase in future periods.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. The Company completed an initial public offering on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Prior to the initial public offering the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities has increased from $2.1 million in the quarter ended March 31, 1996 to $4.2 million in the quarter ended March 31, 1997, reflecting increasing net losses principally related to increased research and development expenditures. Cash, cash equivalents and available-for-sale investments were $27.6 million at March 31, 1997. Capital expenditures increased from $0.2 million in the first quarter of 1996 to $0.3 million in the first quarter of 1997, but will be largely financed through capital lease arrangements. As of March 31, 1997, the Company had $920,000 available on its lease line.

     The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the establishment of a sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that existing cash, cash equivalents and available-for-sale investments will enable it to maintain its current and planned operations for at least the next 12 months.

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

FORWARD LOOKING STATEMENTS

         The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to, (i) slower than anticipated market acceptance of the KeraVision Ring in the European Union, (ii) significant unforeseen delays in the FDA or foreign regulatory approval process, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iv) the FDA's failure to schedule advisory review panels, (v) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (vi) complications relating to the KeraVision Ring or the surgical procedure, (vii) competitive products and technology, and
(viii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1 of the Company's Form 10-K for the year ended December 31, 1996 and in other filings made with the Securities and Exchange Commission.

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

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KERAVISION, INC.



                             /s/  Mark Fischer-Colbrie
                             --------------------------------
                             Mark Fischer-Colbrie
                             Vice President, Finance and Administration
                               and Chief Financial Officer
                             (Principal Financial and Accounting Officer)



Date:  May 2, 1997