Form 10-Q
period 1997-06-30
KERAVISION INC /CA/
filed 1997-08-08
CIK 946154

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

                                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                         -------    -------

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

        As of August 4, 1997 there were 12,554,418 shares of Common Stock outstanding.

                                    INDEX
                                    -----
                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION (unaudited)

     Item 1.    Condensed Consolidated Balance Sheets
                as of June 30, 1997 and December 31, 1996....................3

                Condensed Consolidated Statements of Operations
                for the three-month and six-month period ended
                June 30, 1997 and 1996.......................................4

                Condensed Consolidated Statements of Cash Flows
                for the six-month period ended June 30, 1997 and 1996........5

                Notes to Condensed Consolidated Financial Statements.........6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................7


PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings...........................................10

     Item 2.    Changes in Securities.......................................10

     Item 3.    Defaults upon Senior Securities.............................10

     Item 4.    Submission of Matters to a Vote of Security Holders.........10

     Item 5.    Other Items.................................................10

     Item 6.    Exhibits and Reports on Form 8-K............................10


SIGNATURES..................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

                               KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                      June 30,      December 31,
                                                        1997           1996
                                                     -----------   ------------
                                                     (Unaudited)     (Note 1)
                                                     -----------   ------------
Assets
Current assets:
     Cash and cash equivalents ..................     $  7,388        $  8,291
     Available-for-sale investments .............       15,993          23,774
     Other current assets .......................        1,634           1,297
                                                      --------        --------
Total current assets ............................       25,015          33,362

Property and equipment, at cost:
     Manufacturing and laboratory equipment .....        3,177           2,795
     Office furniture and fixtures ..............          557             559
     Leasehold improvements .....................          383             368
                                                      --------        --------
                                                         4,117           3,722
Accumulated depreciation and amortization .......       (2,074)         (1,746)
                                                      --------        --------
     Property and equipment, net ................        2,043           1,976
Prepaid expenses and other assets ...............          148             147
                                                      --------        --------
Total assets ....................................     $ 27,206        $ 35,485
                                                      ========        ========

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable ...........................     $    978      $    973
     Accrued payroll and related expenses .......          440           424
     Accrued clinical trial costs ...............        1,375           965
     Other accrued liabilities ..................          223           221
     Current portion of capital lease obligations          290           344
                                                      --------      --------
Total current liabilities .......................        3,306         2,927

Capital lease obligations .......................        1,141           793
Commitments
Stockholders' equity:
     Preferred stock ............................           --            --
     Common stock ...............................           12            12
     Additional paid-in capital .................       76,394        76,114
     Deferred compensation ......................         (254)         (328)
     Accumulated deficit ........................      (52,625)      (43,265)
     Notes receivable from stockholders .........         (768)         (768)
                                                      --------      --------
Total stockholders' equity ......................       22,759        31,765
                                                      --------      --------
Total liabilities and total stockholders' equity      $ 27,206      $ 35,485
                                                      ========      ========

See accompanying notes to unaudited condensed consolidated financial statements

                        KERAVISION, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share data; unaudited)

                                                          Three Months                Six Months
                                                          Ended June 30,             Ended June 30,
                                                     -----------------------    -----------------------
                                                        1997         1996         1997          1996
                                                     ---------     ---------    ---------     ---------
Net sales ......................................     $    114      $     --      $    170      $     --

Costs and expenses:
     Cost of sales .............................          974            --         1,744            --
     Research and development ..................        3,033         2,843         5,406         5,029
     General and administrative ................        1,700           865         3,079         1,523
                                                     --------      --------      --------      --------
Total costs and expenses .......................       (5,707)       (3,708)      (10,229)       (6,552)
                                                     --------      --------      --------      --------
Operating loss .................................       (5,593)       (3,708)      (10,059)       (6,552)

Interest income, net ...........................          295           548           668         1,094
                                                     --------      --------      --------      --------

Net Loss .......................................     $ (5,298)     $ (3,160)     $ (9,391)     $ (5,458)
                                                     ========      ========      ========      ========
Net loss per share .............................     $  (0.42)     $  (0.26)     $  (0.75)     $  (0.44)
                                                     ========      ========      ========      ========
Shares used in calculation of net loss per share       12,532        12,313        12,495        12,290


See accompanying notes to unaudited condensed consolidated financial statements

                               KERAVISION, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)
                                  (unaudited)




                                                                                       Six Months          Six Months
                                                                                          Ended               Ended
                                                                                      June 30, 1997       June 30, 1996
                                                                                      -------------       -------------
Cash flows from operating activities:                                                    $   (9,391)      $   (5,458)
   Net Loss ..................................................................
   Adjustments to reconcile net loss to net cash used in operating activities:                  328              108
       Depreciation and amortization .........................................                   74               74
       Amortization of deferred compensation .................................                 (338)             (77)
       Other assets ..........................................................                    5              232
       Accounts payable ......................................................                  428              149
       Accrued liabilities ...................................................           ----------        ---------
                                                                                                497              486
         Total adjustments ...................................................           ----------        ---------
                                                                                             (8,894)          (4,972)
         Net cash used in operating activities ...............................           ----------        ---------

Cash flows from investing activities:                                                       (15,493)         (33,355)
   Purchases of available-for-sale investments ...............................                7,156            4,073
   Sales of available-for-sale investments ...................................               16,149               --
   Maturities of available-for-sale investments ..............................                 (395)            (381)
   Capital expenditures ......................................................           ----------        ---------
                                                                                              7,417          (29,663)
         Net cash provided by (used in) investing activities .................           ----------        ---------

Cash flows from financing activities:                                                          (201)             (45)
   Principal payments under capital lease obligations ........................                  495               --
   Proceeds from sales-leaseback of capital equipment ........................                  280              232
   Proceeds from issuance of equity securities, net of repurchases............           ----------        ---------

                                                                                                574              187
         Net cash provided by (used in) financing activities..................           ----------        ---------

                                                                                               (903)         (34,448)
Net increase (decrease) in cash and cash equivalents .........................
                                                                                              8,291           44,703
Cash and cash equivalents at the beginning of the period .....................           ----------       ----------
                                                                                         $    7,388       $   10,255
Cash and cash equivalents at the end of the period ...........................           ==========       ==========


See accompanying notes to unaudited condensed consolidated financial statements

                               KERAVISION, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1997, the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 and the statements of operations for the three and six-month periods ended June 30, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1996. The accompanying condensed consolidated balance sheet at December 31, 1996 is derived from audited financial statements at that date.

     Results for any interim period are not necessarily indicative of results for any other interim period of for the entire year.

     2.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods presented. Common equivalent shares are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. It is expected that there will be no impact on the Company from the adoption of Statement No. 128.

     3.   AVAILABLE-FOR-SALE INVESTMENTS

     The Company's available-for-sale investments at June 30, 1997 were composed of the following (in thousands):


                                                               Gross         Estimated
                                                             Unrealized         Fair
                                                  Cost         Gains            Value
                                               ---------     ----------      ----------
Certificate of deposit                          $    655           --         $    655
U.S. Treasury bills & other government
 agency obligations                                4,002           --            4,002
Reverse repurchase agreements                        284           --              284
Corporate debt securities                         10,995       $     57         11,052
                                                --------       --------       --------
Available-for-sale investments                  $ 15,936       $     57       $ 15,993
                                                ========       ========       ========

     All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the periods ended June 30, 1997 and 1996.

     4.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from theses estimates.

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

OVERVIEW

     Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Ring and related technology. The Company began selling its products in Europe in December 1996 and has recorded low levels of revenue to date. The Company expects to continue to incur substantial losses at least through the year ending December 31, 1998 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a market for a new product, revenues may not increase significantly in the foreseeable future. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

     The Company is currently conducting a Phase III trial for the KeraVision Ring in the United States for myopia in the range of -1.0 to -3.5 diopters and a Phase II trial for myopia in the range of -3.5 to -5.0 diopters. The Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries. To date, sales efforts have been concentrated in Germany and France.

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

     There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. Although the Company does have approval to sell product in the European Union, there can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or other government agencies or that the KeraVision Ring or any other product developed by the Company will be commercially successful, successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the KeraVision Ring or any other potential products or profitable operations.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 1997 and 1996

     The Company recorded net revenues of $114,000 from European sales of the Company's KeraVision Ring for treating nearsightedness for the quarter ended June 30, 1997. The Company made its first shipment in late 1996; therefore, no revenues are reflected in the second quarter of the previous year. Sales were concentrated in Germany and France where the Company has focused its market development efforts following European Union approval of the KeraVision Ring in November 1996.

     Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended June 30, 1997 were $3.0 million, an increase of $0.2 million from the three-month period ended June 30, 1996. The increase is attributable to increased activities related to clinical trials, additional staffing and continued investments in research and development. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

     General and administrative expenses of $1.7 million were incurred in the three-month period ended June 30, 1997, an increase of $0.8 million from the $0.9 million incurred in the comparable prior year period. The increase was primarily the result of increased expenses associated with marketing efforts and the preparation to support European commercialization.

     The Company recorded $0.3 million of net interest income for the three-month period ended June 30, 1997, as compared to $0.5 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss of $5.3 million for the three-month period ended June 30, 1997, increased $2.1 million from the $3.2 million reported in the comparable prior year period. The Company believes that its net loss will significantly increase in future periods.

     Six Months Ended June 30, 1997 and 1996

     Research and development expenses for the six-month period ended June 30, 1997 were $5.4 million, an increase of $0.4 million from the comparable six-month period in the prior year. This 8% increase was due to higher expenses related to clinical study, staffing and continued investments in research and development.

     General and administrative expenses for the six-month periods ended June 30, 1997 and 1996 were $3.1 million and $1.5 million, respectively. Consistent with the three-month comparison, the increase in general and administrative expenses is primarily the result of increased marketing efforts relating to the preparation for potential future European commercialization.

     The Company recorded $0.7 million of net interest income for the six-month period ended June 30, 1997, as compared to $1.1 million for the same period in 1996. Interest income decreased due to lower average cash and investment balances. The net loss for the six-month period ended June 30, 1997 was $9.4 million, an increase of $3.9 million over the loss of $5.5 million in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. The Company completed an initial public offering on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Prior to the initial public offering the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities for the first six months of 1997 has increased to $8.9 million from $5.0 million in the same period of the prior year, reflecting increasing net losses principally related to increased manufacturing and research and development expenditures. Cash, cash equivalents and available-for-sale investments were $23.4 million at June 30, 1997. Capital expenditures for the first six months of 1997 were $0.4 million.

     The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the expansion of sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and available-for-sale investments will enable it to maintain its current and planned operations for at least the next 12 months.

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

FORWARD LOOKING STATEMENTS

     The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to, (i) slower than anticipated market acceptance of the KeraVision Ring and challenges associated with creating a market for a new product in the European Union, (ii) significant unforeseen delays in the FDA or foreign regulatory approval process, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iv) the FDA's failure to schedule advisory review panels, (v) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (vi) complications relating to the KeraVision Ring or the surgical procedure, (vii) competitive products and technology, and (viii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1 of the Company's Form 10-K for the year ended December 31, 1996 and in other filings made with the Securities and Exchange Commission.

PART II.      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. The 1997 Annual Meeting of Stockholders of the Company was held pursuant to notice at 9:30 a.m., Pacific time on May 6, 1997 at the Company's offices in Fremont, California. There were present at the meeting, in person or represented by the proxy, the holders of 11,042,812 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

        (a) As listed below, all of Management's nominees for Class II Directors were elected at the meeting:

                          No. of Common           No. of Common
Name of Nominee           Votes in Favor          Votes Withheld
---------------           --------------          --------------
Charles Crocker             11,024,607                18,205
Lawrence A.Lehmkuhl         11,024,307                18,505

        (b) The appointment of Ernst & Young LLP as independent public accounts of the Company for the fiscal year ending December 31, 1997 was ratified and approved with 11,020,255 Common shares voting in favor, 2,283 Common shares voting against and 20,274 Common shares abstaining.

ITEM 5. OTHER ITEMS

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
             27.1   Financial Data Schedule (filed via the EDGAR system)

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



August 6, 1997