Form 10-Q
period 1997-09-30
KERAVISION INC /CA/
filed 1997-11-13
CIK 946154

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997,

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

                           Yes     X     No
                                -------      -------

     As of October 30, 1997 there were 12,559,168 shares of Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION (unaudited)


   Item 1.   Condensed Consolidated Balance Sheets as of
             September 30, 1997 and December 31, 1996.........................3

             Condensed Consolidated Statements of Operations
             for the three-month and nine-month period ended
             September 30, 1997 and 1996......................................4

             Condensed Consolidated Statements of Cash Flows
             for the nine-month period ended September 30,
             1997 and 1996....................................................5

             Notes to Condensed Consolidated Financial
             Statements.......................................................6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................7


PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings...............................................10

   Item 2.   Changes in Securities...........................................10

   Item 3.   Defaults upon Senior Securities.................................10

   Item 4.   Submission of Matters to a Vote of Security Holders.............10

   Item 5.   Other Items.....................................................10

   Item 6.   Exhibits and Reports on Form 8-K................................10

SIGNATURES...................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             1997             1996
                                                                                       --------------------------------
                                                                                          (Unaudited)        (Note 1)
                                                                                       --------------------------------
ASSETS
Current assets:
  Cash and cash equivalents............................................................       $  3,582         $  8,291
  Available-for-sale investments.......................................................         15,496           23,774
  Other current assets.................................................................          1,614            1,297
                                                                                              --------         --------
Total current assets...................................................................         20,692           33,362

Property and equipment, at cost:
  Manufacturing and laboratory equipment...............................................          3,270            2,795
  Office furniture and fixtures........................................................            559              559
  Leasehold improvements...............................................................            383              368
                                                                                              --------         --------
                                                                                                 4,212            3,722
Accumulated depreciation and amortization..............................................         (2,238)          (1,746)
                                                                                              --------         --------
  Property and equipment, net..........................................................          1,974            1,976
Prepaid expenses and other assets......................................................            158              147
                                                                                              --------         --------
Total assets...........................................................................       $ 22,824         $ 35,485
                                                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................       $    991         $    973
  Accrued payroll and related expenses.................................................            554              424
  Accrued clinical trial costs.........................................................          1,409              965
  Other accrued liabilities............................................................            261              221
  Current portion of capital lease obligations.........................................            347              344
                                                                                              --------         --------

Total current liabilities..............................................................          3,562            2,927

Capital lease obligations..............................................................            992              793
Commitments
Stockholders' equity:
  Preferred stock......................................................................             --               --
  Common stock.........................................................................             13               12
  Additional paid-in capital...........................................................         76,425           76,114
  Deferred compensation................................................................           (216)            (328)
  Accumulated deficit..................................................................        (57,184)         (43,265)
  Notes receivable from stockholders...................................................           (768)            (768)
                                                                                              --------         --------
Total stockholders' equity.............................................................         18,270           31,765
                                                                                              --------         --------
Total liabilities and total stockholder's equity.......................................       $ 22,824         $ 35,485
                                                                                              ========         ========

See accompanying notes to unaudited condensed consolidated financial statements

                                KERAVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT PER SHARE DATA; UNAUDITED)


                                                                              THREE MONTHS                  NINE MONTHS
                                                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                      --------------------------     --------------------------
                                                                         1997           1996           1997            1996
                                                                      ------------  ------------     ------------  ------------
Net sales.........................................................    $      91       $   --           $    261        $    --
Costs and expenses:
   Cost of sales..................................................          843           --              2,588             --
   Research and development.......................................        2,596        2,984              8,002          8,013
   Selling, general and administrative............................        1,485        1,013              4,563          2,536
                                                                      ------------  ------------     ------------  ------------
Total costs and expenses..........................................        4,924        3,997             15,153         10,549
                                                                      ------------  ------------     ------------  ------------
Operating loss....................................................       (4,833)      (3,997)           (14,892)       (10,549)

Interest income, net..............................................          264          536                932          1,630
                                                                      ------------  ------------     ------------  ------------
 Net Loss.........................................................     $ (4,569)     $(3,461)          $(13,960)      $ (8,919)
                                                                      ============  ============     ============  ============
Net loss per share................................................     $  (0.36)     $ (0.28)          $  (1.12)      $  (0.72)
                                                                      ============  ============     ============  ============
Shares used in calculation of net loss per share..................       12,555       12,357             12,515         12,312


See accompanying notes to unaudited condensed consolidated financial statements

                                KERAVISION, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                          NINE MONTHS                   NINE MONTHS
                                                                             ENDED                         ENDED
                                                                       September 30, 1997           September 30, 1996
                                                                   -----------------------    ----------------------------
Cash flows from operating activities:
 Net Loss..........................................................      $(13,960)                       $ (8,919)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...................................           492                             261
   Amortization of deferred compensation...........................           112                             112
   Other current assets............................................          (317)                           (325)
   Accounts payable................................................            18                             157
   Accrued liabilities.............................................           614                             327
                                                                         --------                        --------

     Total adjustments.............................................           919                             532
                                                                         --------                        --------

     Net cash used in operating activities                                (13,041)                         (8,387)
                                                                         --------                        --------

Cash flows from investing activities:
 Purchases of available-for-sale investments.......................       (19,428)                        (36,886)
 Sales of available-for-sale investments...........................         9,139                           9,146
 Maturities of available-for-sale investments......................        18,608                              --
Capital expenditures...............................................          (490)                           (661)
 Other assets......................................................           (11)                            (65)
                                                                         --------                        --------

     Net cash provided by (used in) investing activities...........         7,818                         (28,466)
                                                                         --------                        --------

Cash flows from financing activities:
 Principal payments under capital lease obligations................          (293)                            (73)
 Proceeds from sales-leaseback of capital equipment................           495                              --
 Proceeds from issuance of equity securities, net of repurchases              312                             277
                                                                         --------                        --------

     Net cash provided by (used in) financing activities...........           514                             204
                                                                         --------                        --------

Net increase (decrease) in cash and cash equivalents...............        (4,709)                        (36,649)

Cash and cash equivalents at the beginning of the period...........         8,291                          44,703
                                                                         --------                        --------

Cash and cash equivalents at the end of the period.................      $  3,582                        $  8,054
                                                                         ========                        ========




See accompanying notes to unaudited condensed consolidated financial statements

                                KERAVISION, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, (UNAUDITED)

1.  BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 1997, the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 and the statements of operations for the three and nine-month periods ended September 30, 1997 and 1996 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1996. The accompanying condensed consolidated balance sheet at December 31, 1996 is derived from audited financial statements at that date.

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

3.  AVAILABLE-FOR-SALE INVESTMENTS

          The Company's available-for-sale investments at September 30, 1997 were composed of the following (in thousands):

                                                 Gross       Estimated
                                              Unrealized        Fair
                                  Cost           Gains         Value
                            --------------------------------------------
Certificate of deposit         $   655             --       $   655
U.S. Treasury bills & other
 government agency
 obligations                     3,002             --         3,002

Corporate debt securities       11,773            $66        11,839
                            --------------------------------------------
Available-for-sale
 investments                   $15,430            $66       $15,496
                            ============================================



All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the periods ended September 30, 1997 and 1996.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

          The research, manufacture, sale and distribution of medical devices such as the KeraVision Ring are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, the KeraVision Ring must be approved by the FDA. Securing FDA approvals will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved. After approvals have been given, product approvals can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in the European Union.

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

RESULTS OF OPERATIONS


 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

          The Company recorded net revenues of $91,000 from European sales of the Company's KeraVision Ring for treating nearsightedness for the quarter ended September 30, 1997. The Company made its first shipment in late 1996; therefore, no revenues are reflected in the third quarter of the previous year. Sales were concentrated in Germany and France where the Company has focused its market development efforts following European Union approval of the KeraVision Ring in November 1996.

          Cost of sales exceeded revenues, reflecting currently low production volumes and certain fixed costs associated with the Company's higher volume manufacturing capabilities.

          Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended September 30, 1997 were $2.6 million, a decrease of $0.4 million from the three-month period ended September 30, 1996. The decrease is attributable to the expenses from manufacturing and production which are now part of cost of sales and which were included in the research and development expenses in September 30, 1996 when the Company was still a development stage company. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

          Selling, general and administrative expenses of $1.5 million were incurred in the three-month period ended September 30, 1997, an increase of $0.5 million from the $1.0 million incurred in the comparable prior year period. The increase was primarily the result of increased expenses associated with marketing efforts to support European commercialization.

          The Company recorded $0.3 million of net interest income for the three-month period ended September 30, 1997, as compared to $0.5 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss of $4.6 million for the three-month period ended September 30, 1997, increased $1.1 million from the $3.5 million reported in the comparable prior year period. The Company believes that its net loss may significantly increase in future periods.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

          The Company recorded net revenue of $261,000 from European sales in the nine month period ended September 30, 1997 as compared to no revenue for the comparable prior year period when the Company was in the development stage.

          Research and development expenses for the nine-month period ended September 30, 1997 were $8.0 million. Research and development expenses remained consistent as compared to the same period of the prior year. The manufacturing and production expenses, which are now part of cost of sales, were included in the research and development expenses in September 30, 1996 when the Company was still a development stage company. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

          Selling, general and administrative expenses for the nine-month periods ended September 30, 1997 and 1996 were $4.6 million and $2.5 million, respectively. Consistent with the three-month comparison, the increase in general and administrative expenses is primarily the result of increased marketing efforts related to European commercialization.

          The Company recorded $0.9 million of net interest income for the nine-month period ended September 30, 1997, as compared to $1.6 million for the same period in 1996. Interest income decreased due to lower average cash and investment balances. The net loss for the nine-month period ended September 30, 1997 was $14.0 million, an increase of $5.1 million over the loss of $8.9 million in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. The Company completed an initial public offering on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Prior to the initial public offering the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities for the first nine months of 1997 has increased to $13.0 million from $8.4 million in the same period of the prior year, reflecting increasing net losses principally related to increased manufacturing and research and development expenditures. Cash, cash equivalents and available-for-sale investments were $19.1 million at September 30, 1997. Capital expenditures for the first nine months of 1997 were $0.5 million.

          The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the expansion of sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and available-for-sale investments will enable it to maintain its current operations for at least the next 12 months.

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

STOCKHOLDER RIGHTS PLAN

          On August 18, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was paid on September 8, 1997 to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock of the Company, subject to adjustment, at a price of $60.00 per share, also subject to adjustment. The stockholder rights plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's shareholders.

FORWARD LOOKING STATEMENTS

          The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to (i) slower than anticipated market acceptance of the KeraVision Ring and challenges associated with creating a market for a new product in the European Union, (ii) significant unforeseen delays in the FDA or foreign regulatory approval process, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iv) the FDA's failure to schedule advisory review panels, (v) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (vi) complications relating to the KeraVision Ring or the surgical procedure, (vii) competitive products and technology and (viii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1 of the Company's Form 10-K for the year ended December 31, 1996 and in other filings made with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The rights, privileges and preferences of the Company's Preferred Share Purchase Rights are described in the Company's Registration Statement on Form 8-A filed with Securities and Exchange Commission on August 25, 1997.

         In connection with its initial public offering, the Company filed a Registration Statement on Form S-1, SEC File No. 3333-00436 (the "Registration
                                                                  ------------
Statement"), which was declared effective by the Commission on August 2, 1995.
---------
Pursuant to the Registration Statement, the Company registered 3,600,000 shares of its Common Stock. The offering commenced on August 2, 1995 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $48,600,000. The managing underwriters of the offering were Goldman, Sachs & Co. and Cowen & Company.

         From August 2, 1995 to September 30, 1997, the Company incurred the following expenses in connection with the offering:

         Underwriting discounts and commissions                  $ 3,402,000
         Other Expenses                                          $   757,922
             Total Expenses                                      $ 4,159,922

         All of such expenses were direct or indirect payments to others.

         The net offering proceeds to the Company after deducting the total expenses above were $44,440,078. From August 2, 1995 to offering proceeds, September 30, 1997, in direct or the Company used such indirect payments net to others, as follows:

         Purchase and installment of machinery and equipment     $ 1,653,488
         Working capital                                         $27,337,579
         Total                                                   $28,991,067

         Each of such amounts is a reasonable estimate of the application of
the net offering   proceeds.  This use of proceeds does not represent a material
change in the use of proceeds   described in the prospectus of the  Registration
Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER ITEMS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              4.1(1) Preferred Shares Rights Agreement, dated as of August 18, 1997, between KeraVision, Inc. and BankBoston, N.A., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

              27.1     Financial Data Schedule (filed via the EDGAR system)

         (b)  Reports on Form 8-K:  None

____________________

(1) Incorporated by reference to identically numbered exhibit filed in response to Item 2, "Exhibits," of the Company's Registration on Form 8-A which became effective on August 25, 1997.

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



Date:   November 12, 1997