Form 10-K405
period 1997-12-31
KERAVISION INC /CA/
filed 1998-03-30
CIK 946154

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                             ___________________
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Year Ended December 31, 1997, or
                            -----------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the Transition period from _____ to _________.

                      Commission file number:  0-26208

                              KERAVISION, INC.
           (Exact name of Registrant as specified in its charter)

        DELAWARE                                 77-0328942
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification No.)

                              48630 MILMONT DRIVE
                               FREMONT, CA 94538
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (510) 353-3000
                      __________________________________
       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                      __________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES[x]   NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
            --

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market was approximately $77,591,193 as of March 16, 1998. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 12,667,950 shares of Registrant's Common Stock issued and outstanding as of March 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document is incorporated by reference in Part III of this Form 10-K Report: The Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on May 4, 1998.

                                    PART I

Item 1.  Business
-------  --------

  The Company notes that certain of the statements in this report, including without limitation statements about the timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval process, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels, (iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the KeraVision Ring or the surgical procedure, (vi) competitive products and technology, and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" as set forth below in this Item 1.

GENERAL

     The Company was founded in 1986 to develop and commercialize proprietary medical products for the treatment of common vision problems, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism, which in the aggregate are believed to affect one-half of the world's population. The Company's initial product, the KeraVision Ring, is designed to reduce or eliminate the need for eyeglasses or contact lenses to correct myopia by reshaping the curvature of the cornea of the eye. The KeraVision Ring is composed of two thin, half-circles that are inserted into the periphery of the cornea in a simple outpatient procedure. The KeraVision Ring is made from a common polymer that has been commonly used in intraocular lenses for cataract surgery since 1952. The KeraVision Ring is designed to be permanent, however, it can be removed if desired, resulting in a potentially reversible refractive procedure. The currently available refractive surgery procedures typically require irreversible cutting or tissue removal in the central cornea. In addition to being reversible, other benefits of the KeraVision Ring are expected to include (i) long-term, convenient correction, (ii) rapid visual recovery,
(iii) predictable results, (iv) a simple, minimally-invasive, out-patient procedure and (v) a standardized procedure.

     The Company's objective is to commercialize the KeraVision Ring technology for the treatment of common vision problems on a worldwide basis. In the United States, the Company is currently conducting a Phase III clinical trial for the treatment of mild myopia (-1.0 to -3.5 diopters). Preliminary results from this clinical trial indicate that 97% of the patients achieved 20/40 or better vision, the legal requirement in most states to obtain a driver's license without corrective lenses. To date, the KeraVision Ring has been well tolerated in patients. The Company intends to submit a pre-market approval ("PMA") application to the FDA in mid-1998 to allow for the commercialization of the KeraVision Ring in the U.S. market.

     The Company is also conducting an expanded Phase II trial for moderate myopia (-3.5 to -5.0 diopters). Preliminary results in this trial indicate that 98% of the patients achieved 20/40 or better vision. The Company has received permission from the FDA to move to a Phase III trial for moderate myopia as well as for Myopia in the range of -0.5 to -1.0 diopters.

     The Company received approval to affix the CE mark and begin commercialization in the European Union on the KeraVision Ring for both mild and moderate myopia in late November 1996. To date, the Company has primarily concentrated its selling efforts for the KeraVision Ring and related instruments in France and Germany.

     In April 1997, the Company began a feasibility study outside the United States using KeraVision Ring technology for the treatment of hyperopia. In addition, the Company continues its research and analysis for the application of the KeraVision Ring technology for the treatment of astigmatism and other common vision problems.

     Vision impairment is a common worldwide healthcare problem. The Company estimates that over one-half of the world's population suffers from common vision problems such as myopia, hyperopia or astigmatism. In the United States, approximately 140 million people currently use some form of eyewear to correct for common vision problems. In the United States an estimated 70 million people suffer from myopia, and approximately the same number of people suffer from hyperopia. The most prevalent surgical techniques currently being used to treat these vision problems are laser assisted in situ keratamileusis ("LASIK"), photorefractive radial keratotomy ("PRK") and radial keratotomy ("RK"). It is estimated that more than one million LASIK and PRK procedures have been performed worldwide and more than one million RK procedures have been performed in the United States. An estimated 200,000 laser vision procedures (LASIK and PRK) were estimated to be performed in the United States in 1997. Each of these procedures requires irreversible cutting or tissue removal in the central cornea.

     The Company believes that the KeraVision Ring provides the following benefits for the treatment of myopia:

* LONG-TERM, CONVENIENT CORRECTION. The KeraVision Ring is designed to provide permanent correction of myopia in a form more convenient than eyeglasses or contact lenses.

* REVERSIBLE REFRACTIVE EFFECT. The KeraVision Ring can be removed in a simple, outpatient procedure, if desired. In cases where the KeraVision Ring has been removed, patients have returned to approximately the same level of vision as measured prior to insertion of the KeraVision Ring.

* RAPID VISUAL RECOVERY. Clinical trials to date have demonstrated that significant improvements in vision are achieved within one day after insertion of the KeraVision Ring.

* PREDICTABLE RESULTS. The Company believes it has developed the ability to adequately predict the refractive correction that can be achieved using the KeraVision Ring.

* SIMPLE, MINIMALLY-INVASIVE, OUTPATIENT PROCEDURE. The KeraVision Ring procedure, which requires a single, small incision and separation of corneal tissue layers, can typically be performed in less than 15 minutes. The outpatient procedure, performed using topical anesthesia, results in minimal trauma to the eye.

* STANDARDIZED PROCEDURE. The KeraVision Ring and related instrumentation have been designed to standardize the procedure to promote ease of surgery and consistent outcomes.

     Since 1991, the KeraVision Ring technology has been used for the treatment of myopia in 1,371 patient eyes (excluding commercial procedures conducted in Europe). Several clinical trials using various designs of the KeraVision Ring have been conducted in Brazil, the U.S. and Europe. In order to simplify the surgical technique, the design of the KeraVision Ring was modified from the original split 360 degree ring to the current configuration which involves two half-circles. A U.S. Phase II trial for the current KeraVision Ring design was initiated in May 1995 involving 150 patients who require a myopic correction in the range of -1.0 to -6.0 diopters.

     An interim analysis was performed on the initial 75 patients who had three months of available follow-up. Based upon the analysis of these data, the Company proceeded to slightly modify the range of correction achieved with the current KeraVision Ring design and to separate the indications addressed into mild myopia (-1.0 to -3.5 diopters) and moderate myopia (-3.5 to -5.0 diopters). The Company initiated an expanded Phase II trial in November 1996 involving 59 patients to evaluate moderate myopia using two KeraVision Ring sizes. In December 1996, the Company initiated a Phase III trial at ten clinical sites involving 360 patients requiring correction for mild myopia.


STRATEGY

     The Company's objective is to commercialize the KeraVision Ring technology for the treatment of common vision problems on a worldwide basis. KeraVision's business strategy for achieving this objective includes the following key elements:

* COMMERCIALIZE THE KERAVISION RING FOR TREATMENT OF MYOPIA. The Company received approval to commercialize the KeraVision Ring in the European Union in November 1996 with sales efforts currently focused in France and Germany. The Company received approval from the FDA in late 1996 to commence a Phase III clinical trial in the United States and expects to submit its PMA application to the FDA in mid-1998. By focusing on the approval and commercialization of the KeraVision Ring for myopia, the Company seeks to establish a scientific, technical, regulatory and marketing platform to facilitate the approval and launch of potential products under development for the treatment of other vision problems.

* INCREASE AWARENESS OF THE KERAVISION RING. In developing and testing its technology, the Company works with a broad range of independent researchers to expand awareness of the KeraVision Ring technology. The Company also works with leading surgeons and academic centers in the ophthalmology field in the design, development and clinical testing of its technology. The Company believes that these researchers, practitioners and institutions, among others, have significant influence on the adoption of new technologies and the development of clinical parameters upon which these technologies are analyzed. In addition, the Company dedicates significant resources to the publication of research papers, the presentation of clinical and technical data at major ophthalmology conferences, and the review of KeraVision Ring clinical data with leading ophthalmologists. Through these activities, the Company seeks to disseminate accurate clinical information and foster awareness of the KeraVision Ring technology.

* FOCUS INITIAL MARKETING ON SURGEONS. KeraVision is focusing its initial marketing efforts on opinion leaders and surgeons with active practices in the ophthalmic community. As part of this strategy, the Company has developed surgeon training programs utilizing its proprietary instruments to promote standardized procedures for insertion of the KeraVision Ring. The Company believes that an emphasis on surgeon training will aid in achieving successful procedural outcomes and thereby increase market acceptance of the KeraVision Ring by both ophthalmic surgeons and patients.

* EXPAND APPLICATIONS OF CORE TECHNOLOGY. The Company has products under development utilizing its core KeraVision Ring technology for the treatment of other common vision problems, including hyperopia and astigmatism. In each target application, the Company seeks to preserve the potential advantages of its technology as a refractively reversible procedure that does not interfere with the central cornea. The Company is currently working to expand the potential applications of its core KeraVision Ring technology, including the development of new designs, the use of new materials and the development of new surgical techniques and instruments.

* UTILIZE ADVANCED DEVELOPMENT METHODS. KeraVision seeks to use advanced scientific and engineering methods in developing the KeraVision Ring technology or other potential products for different types of vision impairment. These include the use of sophisticated modeling techniques to understand the optical, mechanical and biological effects of inserting the KeraVision Ring or other potential products into the cornea to correct for myopia, hyperopia, astigmatism or combinations thereof. The Company believes that this approach allows it to improve the design of its potential products and increase its understanding of potential product performance prior to commencing clinical trials.

* STRENGTHEN PROPRIETARY POSITION. The Company intends to continue to develop and protect its proprietary KeraVision Ring technology. To date, the Company has 18 United States and 24 foreign patents issued and has filed applications for over 180 United States and foreign patents.

BACKGROUND

VISION AND VISION IMPAIRMENT

     The eye functions much like a camera, incorporating a lens system (the cornea and the lens) that focuses light, an aperture system (the iris) that regulates the amount of light that passes through the central zone of the cornea, and a light-sensitive surface (the retina) that, like film, records the image. The cornea, lens and iris operate to focus light rays on the retina, which contains the light-sensitive receptors that transmit the image through the optic nerve to the brain.

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

VISION CORRECTION MARKET

     The Company estimates that over one-half of the world's population suffers from common vision problems such as myopia, hyperopia or astigmatism. In the United States alone, approximately 140 million people currently use eyeglasses or contact lenses to correct these common vision problems with over $12 billion spent for corrective eyewear products annually. It is estimated that over 70 million people are affected by myopia and a similar number are affected by hyperopia in the United States. Of the 70 million people with myopia, an estimated 26 million people have low to moderate myopia without significant astigmatism and are age 21 or older. As many as an estimated twenty-two million of these 26 million people have mild myopia and require -1.0 to -3.5 diopters of correction, the range covered by the KeraVision Ring sites currently in Phase III clinical trials. In addition to age and degree of myopia, the Company believes that the potential market for the KeraVision Ring may be further limited by the inability of some patients to afford the procedure, the psychological aversion of some patients to refractive surgery or other factors.

     Market research in the United States has shown that many people using corrective eyewear are seeking long-term, more convenient vision correction. In response, ophthalmic surgeons and medical researchers have sought to develop alternatives to eyeglasses and contact lenses to correct refractive errors. Their efforts have resulted in the emergence of the field of refractive surgery.

     The most prevalent surgical techniques that have emerged are LASIK, PRK and RK. Generally these procedures have been used to treat myopia, however, LASIK and PRK technologies to treat hyperopia are under development. It is estimated that over one million refractive procedures have been performed in the United States.

CURRENT REFRACTIVE SURGERY TECHNIQUES

     Current refractive surgery procedures include RK, PRK and LASIK, among others.

     In RK, a diamond knife is used to make from four to eight radial incisions that penetrate beyond 90% of the depth of the cornea. The procedure is generally conducted using topical anesthesia in an outpatient setting. As the incisions heal, the curvature of the cornea is altered and vision may be improved. Although additional operations may be performed to attempt to improve the vision for those whose vision is undercorrected, the RK procedure is considered to be refractively irreversible. RK results can vary with the skill and experience of the surgeon and can be relatively unpredictable for patients requiring greater degrees of correction. Because RK entails making cuts in or near the optical zone of the eye, unwanted side effects, such as haloes, reduced night vision and other visual distortions may occur. In addition, data from the Prospective Evaluation of Radial Keratotomy ("PERK") 10-year study, funded by the National Eye Institute and completed in 1994, indicate that a significant percentage of those undergoing RK did not achieve a stable result as measured over a ten-year period, with a shift towards hyperopia occurring over time. The PERK data, however, did indicate that 85% of patients undergoing the procedure achieved visual acuity/1/ of 20/40 or better. In addition, it is believed the RK technique has improved since the PERK study commenced.

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

     LASIK involves using an automated cutting device to cut a large corneal flap, which is then pulled back, and expose the stroma and a laser is used to remove stromal tissue from the central cornea. The corneal flap is then placed back on the stromal tissue where it adheres back onto the eye.

     Another treatment for myopia currently being investigated in a clinical trial in the United States is the intraocular Contact Lens or ICL. The ICL seeks to correct refractive errors by placing a lens inside the eye between the natural lens and the iris. Currently, the ICL is being studied primarily for higher ranges of visual correction. The ICL is currently available for sale in Europe.

QUALITY OF VISION

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

THE KERAVISION RING AND INSTRUMENTS

     In response to the perceived market need for a less traumatic, more predictable and refractively reversible procedure, KeraVision has developed the KeraVision Ring for the long-term treatment of myopia. The KeraVision Ring is a proprietary device designed to reduce or eliminate the need for corrective eyewear by reshaping the curvature of the patient's cornea. The KeraVision Ring is inserted between the layers of the corneal stroma through a small incision made in the periphery of the cornea. The presence of the KeraVision Ring in the periphery of the cornea creates a flattening of the central cornea, thereby increasing the number of light rays properly focused on the retina. The


-----------------
/*/ "Visual acuity" is an assessment of the eye's ability to distinguish the shape and details of an object at a specified distance (usually 20 feet). A visual acuity test typically takes the form of a chart with rows of letters, each row being smaller than the last, and each having a designated distance at which it should be legible to a normal eye with no refractive error. The results are reported as a fraction that compares the individual's successful testing distance to normal (such as 20/20, 20/40, etc.) The numerator is the individual's actual testing distance, and the denominator is the distance at which a normal eye can see the visual acuity chart letter. For example, visual acuity of 20/40 means that the individual must be 20 feet from an object in order to see it with the same clarity as seen by a normal eye at a distance of 40 feet.

KeraVision Ring procedure does not cut or remove tissue from the optical zone of the cornea and therefore may reduce the risk of unwanted visual side-effects such as haze, haloes and reduced night vision.

     The initial design of the KeraVision Ring consisted of an optically clear split ring made of polymethylmethacrylate ("PMMA"), a clear acrylic that has been widely used in implantable intraocular lenses since 1952. In order to simplify the surgical procedure, the Company modified the design of the KeraVision Ring in 1995 into two, thin half-circles of PMMA, each with an arc length of 150 degrees. The two half-circles are placed in the periphery of the cornea at a diameter of approximately eight mm. The Company has extensively studied the relationship between physical parameters of the KeraVision Ring. As a result of these studies, the Company believes that a small number of KeraVision Ring sizes, with minor variations in certain dimensions, can produce a wide range of corneal curvature change and, therefore, could provide treatment for a substantial segment of those people with myopia. The Company has developed KeraVision Rings in five different thicknesses ranging from 0.25 mm to
0.45 mm.

     The Company has developed proprietary surgical instruments to be used for the insertion of the KeraVision Ring. These stainless steel and titanium instruments includes a marking instrument, a centering guide and a stromal separator. The Company's instruments have been designed to standardize the KeraVision Ring procedure and reduce the variability associated with differing levels of surgical skill by, among other things, showing the surgeon where to make the corneal incision and aiding the surgeon in placing the KeraVision Ring at the right depth. It is believed that the purchase of the Company's instruments will represent a small capital investment for ophthalmic surgeons, similar to that required for surgeons performing RK procedures and substantially less than that required for surgeons performing LASIK or PRK procedures.

THE KERAVISION RING INSERTION PROCEDURE

     The Company believes that insertion of the KeraVision Ring is a relatively simple, minimally invasive procedure that can be performed on an outpatient basis in typically 15 minutes or less. The procedure is usually performed using a topical anesthetic. In addition to the KeraVision instruments, the KeraVision Ring procedure in part employs surgical techniques and ophthalmic surgical instruments that are widely used by ophthalmic surgeons. The KeraVision Ring procedure requires a single incision of approximately two mm outside of the optical zone of the cornea. The incision is located at the top of the eye under the eyelid. The amount of postoperative discomfort experienced by patients participating in the KeraVision Ring clinical studies has been relatively modest and is typically treated with nonprescription pain relievers.

     The KeraVision Ring insertion procedure consists of the following steps. First, the ophthalmic surgeon uses the marking instrument to mark the line of incision on the cornea outside the optical zone. A small entry incision is then made to approximately two-thirds of the depth of the cornea and the layers of the stroma at the bottom of the incision are separated. The stroma, which comprises 90% of the cornea, consists of 500 to 700 overlapping layers of tissue that can be easily separated. Next, the surgeon places the centering guide over the eye, introduces the stromal separator through the small entry incision and rotates the stromal separator, spreading the layers of the stroma to create a circular subsurface channel in the periphery of the cornea. The surgeon removes the stromal separator and the centering guide. The KeraVision Ring is introduced into the channel and rotated into place. Finally, the entry incision is typically closed with one to two sutures which are generally removed within two to four weeks.

CLINICAL TRIALS

     Since 1991, ophthalmic surgeons have utilized the Company's KeraVision Ring technology for the treatment of myopia in 1,371 patient eyes in clinical trials. The Company initiated clinical trials using the initial design of the KeraVision Ring in 1991 in both the United States and Brazil. In September 1994, the Company completed enrollment of a 90-patient U.S. Phase II myopia trial using the initial design of the KeraVision Ring. In September 1996, the Company completed enrollment of the group of 150 U.S. Phase II patients with a modified KeraVision Ring. In October 1996, the Company received approval to commence a ten center Phase III clinical trial in the United States and began that trial in December 1996. The enrollment for the trial was completed in May 1997. In addition, the Company is conducting two clinical trials in Europe for myopia.

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

MYOPIA

     In May 1995, the Company commenced a U.S. Phase II trial for the current KeraVision Ring design. This trial includes six clinical sites and involves 150 patients requiring a myopic correction in the range of -1.0 to -6.0 diopters. Enrollment was completed in September 1996 for this Phase II trial. An interim analysis was performed on the initial 75 patients who had three months of available follow-up. These data were submitted to FDA for review prior to initiating the Phase III trial for the KeraVision Ring. Based upon the analysis of the Phase II data, the Company proceeded to slightly modify the range of correction achieved with the current KeraVision Ring design and to separate the myopia indication into mild myopia (-1.0 to -3.5 diopters) and moderate myopia (-3.5 to -5.0 diopters).

     A total of 195 patient eyes have been implanted as part of this Phase II trial. The data from the first 139 Phase II patients (-1.0 to -6.0 diopters) with twelve months of follow-up indicate that 91% were 20/40 or better, 76% were 20/25 or better and 60% were 20/20 or better. Additionally, 79% of the patients were within 1.0 diopter of their intended correction. There have been five events that resulted in the explant of one or both Ring segments: two cases of infection and three cases related to surgical technique. All of these patients are stable with no clinically significant consequences. Twenty-seven of the 195 patient eyes underwent removal of the KeraVision Ring due to patient dissatisfaction related to undercorrection (twelve), visual symptoms including glare, halos, and other symptoms related to low light conditions (nine) and induced astigmatism (six).

     The Company initiated an expanded Phase II trial in November 1996 to evaluate moderate myopia (-3.5 to-5.0 diopters) using the revised range of correction for the two higher Ring sizes. Enrollment of the 59 patients was completed in February 1997. The three month follow-up data for 58 Phase II patients with the two higher ring sizes indicate that 98% were 20/40 or better, 83% were 20/25 or better and 57% were 20/20 or better. The predictability of the refractive effect within 1.0 diopter increased from 46% to 70% for this trial as compared to the results from initial Phase II trial for the same thicknesses. There was one case of infection which resulted in the removal of the KeraVision Ring. The patient has had no clinically significant consequences as a result of the infection. The Company has submitted the data from this trial to the FDA and received approval in November 1997 to expand the existing Phase III trial to include these sizes of the KeraVision Ring.


------------------------
/2/ Uncorrected visual acuity defines how well a person can see without the aid of eyeglasses or contact lenses.

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

/5/ Refraction, in the context of ophthalmic measurement, refers to the specific tests used to measure an individual's refractive error and to determine the best corrective lenses to be prescribed. A series of test lenses of increasing power are used to determine how much correction is needed for an individual to attain the sharpest, clearest vision.

     In December 1996, the Company initiated a Phase III trial at ten clinical sites involving 360 patients requiring correction for mild myopia (-1.0 to -3.5 diopters). Enrollment was completed for this trial in early May 1997. A total of 530 patient eyes have been implanted to date. The recently presented data from the first 244 Phase III patient eyes with three-months of follow-up indicate that 97% were 20/40 or better, 87% were 20/25 or better, 75% were 20/20 or better and 52% were 20/16 or better. The predictability data indicated that 89% of the patients were within 1.0 diopter of their intended correction. The early visual recovery data indicates that 88% of the patients were 20/40 or better and 39% were 20/20 or better by the day following surgery. By the end of the first week, 90% of the patients were 20/40 or better and 54% were 20/20 or better. By the end of the first month 97% of the patients were 20/40 or better and 70% were 20/20 or better. There has been one surgery-related event that resulted in removal of the Ring. The patient is stable with no clinically significant consequences as a result. There have been nine removals of the KeraVision Ring due to patient dissatisfaction related to visual symptoms (six), overcorrection (two), undercorrection (one).

     In anticipation of the KeraVision Ring launch in the European Union, the Company conducted two European clinical trials. The results from these trials are comparable with the Company's clinical studies in the United States.

COMPLICATIONS, VISUAL SIDE EFFECTS AND OBSERVATIONS

     Although the Company has developed six-year clinical data on the safety and efficacy of the KeraVision Ring in correcting myopia, it has only limited long-term safety or efficacy data. The first procedure for the treatment of myopia using the KeraVision Ring was performed in 1991, and to date 1,371 procedures have been conducted using the KeraVision Ring technology, with 1,131 procedures using the modified two half-circle design of the KeraVision Ring. Because KeraVision has conducted only limited clinical studies to date, there can be no assurance that long-term safety and efficacy data when collected will be consistent with these clinical trial results and will demonstrate that the KeraVision Ring can be used safely and successfully to treat myopia in a broad segment of the population or on a long-term basis.

     All surgical procedures, including the KeraVision Ring procedure, involve some inherent risk of complications. Certain complications have been observed in a small number of patients who have received the KeraVision Ring, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications include, among other things: induced astigmatism, infection, decentered placement and a temporary reduction in central corneal sensation. In addition, patients undergoing the KeraVision Ring procedure have reported certain visual side effects. These include glare, haloes and reduced night vision. All of these complications and visual side effects have also been observed in connection with other ophthalmic surgeries. Although the Company believes these complications and side effects may be mitigated, no assurance can be given that these or other complications or side effects will not be serious or lasting or will not impair or preclude its obtaining regulatory approval for its potential products or the acceptance of the product by patients or ophthalmologists. In many of the patients, the Company has observed deposits in the stromal channel next to the KeraVision Ring. Although the Company believes that these deposits are not complications and do not cause side effects, no assurance can be given that this will be the case.

HYPEROPIA

     Data obtained from laboratory work on eye bank eyes and from finite element analysis has indicated that a design based on the KeraVision Ring technology may correct hyperopia. Based on these data and analysis, a potential product for hyperopia is currently undergoing feasibility testing in a small clinical study, with twenty patients to date having undergone a procedure to correct hyperopia. Made from the same material as the product for myopia and using a simple insertion technique, the early results from this study are promising, but require more long-term follow-up. In addition, because only twenty patients to date have received the treatment for hyperopia, additional patients will need to be treated in order to characterize the range and predictability of correction prior to moving to a large scale study.

ASTIGMATISM

     The Company has studied a potential product that uses arc segments of the KeraVision Ring to treat astigmatism. This device utilizes the core technology for the treatment of myopia and the segments are manufactured from the same material as the KeraVision Ring. A similar surgical technique is employed to implant the segments in the eye. In August 1994 and March 1995, arc segments were implanted in eight astigmatic patients. Clinical results showed that the patients exhibited improvement in their visual acuity after the implantation of arc segments, and the Company is pursuing broader experimentation and analysis.

MARKETING AND SALES

     The primary market for the KeraVision Ring is the ophthalmic surgery market. There are approximately 16,000 ophthalmic surgeons in the United States, Germany, France, the United Kingdom, Italy and Japan. Cataract surgery, with an intraocular lens replacement, is the most prevalent form of ophthalmic surgery, with over two million procedures being performed annually in the United States, Germany, France, the United Kingdom, Italy and Japan. The Company believes that increased consumer interest in corneal refractive surgery, improved visual results of emerging refractive surgery techniques and reduced reimbursement rates for cataract surgery are providing incentives for ophthalmic surgeons to enter the corneal surgery market.

EUROPE

     Upon obtaining the right in November 1996 to market the KeraVision Ring in European Union countries, the Company commenced a sales and marketing program concentrated in parts of France, Germany and Austria. As part of this program, the Company established a European Headquarters in Paris, France. Sales of the KeraVision Ring in the French market are handled through a small sales office in France, and a distributor sells the Company's products in Germany and Austria.

     Initial sales and marketing efforts have been geared towards initiating a training program initially involving a small group of ophthalmic surgeons. The strategy established by the Company was to utilize a core group of KeraVision trained surgeons to help create the model for future expansion of KeraVision Ring sales to other surgeons in the same country, and subsequently to expand into other countries in Europe. Responses to these initial training courses have been favorable, and over 100 ophthalmic surgeons have been trained in the procedure thus far.

     From information obtained in the course of conducting the training sessions and from consumer marketing studies, the Company determined that the overall refractive surgery market in France and Germany was significantly less than that of the United States, and that the markets in those two countries do not appear to be growing at a substantial rate, if at all. Part of the lack of growth is apparently related to the lack of a delivery or referral channel whereby potential patients can easily reach the ophthalmic surgeon as the first contact in the channel, rather than the non-surgical ophthalmologists and opticians who may tend to recommend that a patient not consider refractive surgery. Further, restrictions on directing broad scale advertising to doctors hinders the expansion of consumer awareness of refractive surgery.

     Because of these factors, the Company has commenced an experimental public relations effort in Germany which is designed to reach the referral channel for which the new refractive surgery modalities are available. The Company hopes that a combined approach involving Company sponsored seminars and the distribution of informational materials will broaden the distribution channel. The Company has also initiated a small scale consumer awareness effort to help increase consumer understanding of KeraVision Ring technology. In addition, the Company has undertaken to expand sales efforts in other countries on a more limited basis in order to better understand how refractive surgery is perceived. To date, limited sales have been achieved in Denmark, the Netherlands and several other locations in Europe.

     The Company currently has limited sales or marketing organization or experience. Because the ophthalmic surgery market is highly concentrated, the Company expects to market its products through a direct sales force, or a combination of a direct sales force and distributors, in the United States and Europe. In other selected foreign markets, including parts of the Pacific Rim, the Company expects to seek a strategic partner to assist in regulatory approval and marketing activities. Medical investigators have presented the KeraVision
Ring technology as an investigational device at various professional meetings and symposia in the United States, Europe and Asia, and the Company expects continued demonstrations of its technology at scientific and ophthalmic conferences worldwide.

UNITED STATES

     The Company estimates that existing refractive procedure costs in the United States range from $1,000 to $2,500 per eye for a PRK procedure, and $700 to $1,500 per eye for RK. The Company anticipates that the KeraVision Ring procedure, if approved for marketing in the United States, will be competitively priced with existing refractive surgery procedures.

REIMBURSEMENT

     Currently available refractive surgery procedures are generally paid for directly by consumers receiving treatment, and are generally not reimbursed by third-party payors. It is anticipated that the KeraVision Ring procedures will also be paid for directly by consumers. The Company believes that the successful development and commercialization of the KeraVision Ring will not be dependent upon the availability of third-party reimbursement.

PATENTS AND PROPRIETARY RIGHTS

     One of the Company's primary strategies has been to develop a strong proprietary patent position with respect to the KeraVision Ring technology. The Company has over 180 pending patent applications worldwide and has been awarded 18 United States patents and 24 foreign patents. These issued and pending patents cover various aspects of the Company's KeraVision Ring technology, including the KeraVision Ring, methods of use, instruments and related materials and other vision correction technology. The expiration dates of the United States issued patents range from 2002 to 2015. The Company's policy is to protect its technology by, among other things, filing patent applications relating to important aspects of its KeraVision Ring technology and other vision correction technology. There can be no assurance that patents will be issued on the Company's pending or future patent applications.

     The Company will continue to depend substantially on its proprietary technological expertise with respect to the KeraVision Ring and any other potential products. In addition, the commercial success of the Company will depend in part on acquiring and maintaining patent and trade secret protection with respect to the KeraVision Ring technology, the KeraVision Ring and any other potential products the Company seeks to develop. The Company is seeking and expects to continue to seek patents on innovations related to its products under development. There can be no assurance that the Company will be successful in obtaining necessary patents or license rights, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. A large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting in the cornea a solid ring. Because this method requires the use of a solid ring, it necessitates a continuous 360 degree incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in proceedings before the U.S. Patent and Trademark Office, which could result in substantial cost to the Company and/or be decided adversely to the Company. The Company currently is a party in an interference to determine the priority of inventions relating to technology for forming corneal channels in which an implant or implants may be placed. No assurances can be made that the interference will be resolved favorable to the Company. However, settlement discussions are in progress and the Company believes the interference may settle.

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

MANUFACTURING AND SUPPLY

     The KeraVision Ring is currently manufactured to the Company's specifications by an outside contractor using a computer-controlled machining process. This process, to which the Company has rights, has been replicated at the Company's facility and is currently being validated. This process will require regulatory review and approval, which could result in significant manufacturing and/or shipping delays. Critical components of the Company's instruments are currently manufactured by the Company at its facility. The Company has entered into confidentiality agreements with its contract manufacturers in order to protect the proprietary nature of its technology. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities.

     The KeraVision Ring is made from PMMA, a clear acrylic widely used in implantable intraocular lenses since 1952. PMMA cast sheet is purchased from a sole supplier and is stored at the Company prior to release to the machining vendor, but the Company believes it can manufacture PMMA cast sheet internally if this sole source were to become unavailable. Any such change would require regulatory review and approval, which could result in significant manufacturing and/or shipping delays. To date, the Company has experienced no material delays or problems in dealing with its single-source supplier of PMMA cast sheet. KeraVision Rings made at machining vendors are received by the Company for finishing, cleaning, quality inspection and packaging. The KeraVision Ring is sterilized at an independent contract sterilization facility.

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

RESEARCH AND DEVELOPMENT

     Company has been engaged in the research and development of the KeraVision Ring technology since its inception in 1986. The development effort has incorporated both extensive clinical testing as well as laboratory testing to determine the effect of various configurations and insertion techniques for KeraVision Ring technology. Some of the analytical techniques employed include computer modeling using finite element analysis, optical ray tracing and various corneal topography measurement instruments. These approaches aid in determining the expected change in the shape of the cornea, the pattern of light distribution through the cornea and curvature of the cornea achieved with various designs. The analytical approaches are used in conjunction with information determined from both feasibility studies and expanded clinical trials to determine the best design to move forward in the testing cycle.

     The Company has also used these approaches to begin work on potential products for astigmatism and hyperopia. The Company has begun investigations into refinements for the existing product for myopia, including myopia concurrent with high level of astigmatism and potential treatments for slightly higher levels of myopic correction.

     Research and Development expenses, which include clinical and regulatory expenses, incurred for the years ended December 31, 1995, 1996 and 1997, respectively, were approximately $6.5 million, $10.9 million and $10.8 million.

COMPETITION

     If approved by the FDA and other regulatory authorities, the KeraVision Ring will compete with other treatments for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK), and other technologies under development, such as PRK, LASIK, ALK, ICL and refractive intraocular lenses. Significant competitive factors in the industry include efficacy of vision correction, safety, reliability, convenience and price. The healthcare field is characterized by extensive research and rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of the KeraVision Ring or which would otherwise render the KeraVision Ring technology obsolete.

     Other companies, most of which are larger and better financed than KeraVision, are engaged in refractive surgery research. Three companies, Summit Technology, VISX and Autonomous Technologies have received approval in the United States to market their products in the United States and are currently selling their products using PRK in the United States and in other countries around the world. In addition to Summit Technology and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmBH (Germany), Chiron-Technolas (Germany) Nidek (Japan), and Schwind (Germany). Furthermore, a large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting in the cornea a solid ring. Because this method requires the use of a solid ring, it necessitates a continuous 360 degree incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology and may have sold or licensed this technology to a large corporation. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal corneal ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts.

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

U.S. GOVERNMENT REGULATION AND PRODUCT TESTING

     The Company's potential products are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and other federal statutes and regulations, the FDA regulates the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, sale, distribution, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall, injunction or seizure of products, total or partial suspension of production, withdrawal of approval or refusal to approve product approval applications or allow the Company to enter into supply contracts, and criminal prosecution. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operation.

     Medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls necessary to reasonably assure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls (e.g., labeling, premarket notification and adherence to the Quality System Regulation and for Class II devices through the use of additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a Pre-Market Approval ("PMA") application. The Company's surgical instruments are the only products for which it will be seeking 510(k) clearance, however, it may submit 510(k)s with respect to future potential products. A 510(k) clearance will be granted (a) to a product if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device, or (b) to a preamendment Class III medical device (i.e., one that has been on the market since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence. It generally takes four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products, if any, that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k). Modifications or enhancements of any product that has been cleared through the 510(k) process that could significantly affect safety or effectiveness will require new 510(k) submissions.

     If human clinical trials of a device are required, and the device presents a "significant risk," the manufacturer or the distributor of the device will have to obtain FDA approval of an Investigational Device Exemption ("IDE") application with the FDA prior to commencing human clinical trials. An IDE application must be supported by data, typically including the results of animal and laboratory testing. If an IDE application is approved, human clinical trials may begin at a specified number of investigational sites with a maximum number of patients, as approved by the FDA. FDA regulations govern many important aspects of the clinical investigation of medical products, and require, among other things, obtaining informed consent from clinical subjects, and securing the approval for the clinical protocol from an institutional review board ("IRB"). An IRB will consider, among other things, ethical facts, the safety of patients and the possible liability of the institution at which the study will be conducted. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed the recovery of the costs of manufacture, research, development and handling. The Company has received FDA approval of an IDE application for its Phase I, II and III trials for the treatment of myopia with the KeraVision Ring.

     A PMA must be filed if the proposed device is not substantially equivalent to a legally marketed device or to a preamendment Class III device for which the FDA has not called for PMAs. A PMA must be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. The Company's KeraVision Ring is considered a Class III device and will require a PMA as will Company products under development for treatment of myopia, hyperopia and astigmatism.

     Upon receipt of a PMA, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is sufficiently complete to permit a substantive review, the FDA will "file" the application. Once the submission is filed, the FDA begins review of the PMA. An FDA review of a PMA historically has taken between one to two years from the date that the PMA is accepted, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's QSR requirements prior to approval of a PMA. There can be no assurance that any PMA will receive FDA approval.

     Even after approval of a PMA, a new PMA or PMA supplement will be required for certain modifications to a device, its labeling or its manufacturing process. Supplements to a PMA often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the product covered by the original PMA, and may not require the submission of clinical data or the convening of any advisory committees and corresponding review.

     The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years, and some devices for which PMA approval has been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements will have a material adverse effect on the Company's business, financial condition and results of operation.

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

     Before the KeraVision Ring can be commercialized in the United States, the Company must undergo a series of approval processes that are sequential in nature. In general terms, the Company must (i) generate biocompatibility and long-term preclinical safety data; (ii) conduct under an IDE a clinical study involving nonfunctional human eyes; and (iii) conduct under an IDE a phased series of clinical studies using sighted human eyes. The Company must submit the data from these studies to the FDA in a PMA for review.

     In order to meet FDA requirements for the KeraVision Ring for the treatment of myopia, KeraVision is conducting clinical trials in three phases and has recently begun Phase III for one range of indication and completed enrollment in Phase II for another range of indication. The Company may begin commercialization of the KeraVision Ring in the United States only after the receipt of PMA approval from the FDA.

     The results of the preclinical and clinical studies on medical devices such as the Company's KeraVision Ring are submitted to the FDA in the form of a PMA application for approval to commence commercial sales. There can be no assurance that the safety or efficacy data in the PMA will be deemed sufficiently complete and adequate by the FDA. If not, a final determination by FDA regarding approval of the device could be delayed while additional trials are performed. Such trials could add significant new costs and delay to the program, which would materially and adversely affect the Company's business, financial condition and results of operation. Continued compliance with all FDA requirements and conditions in an approved application, including product specification, manufacturing process, labeling and promotional material and record keeping and reporting requirements, is necessary for all products. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA initiated action, which could delay further marketing until the products are brought into compliance.

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

     The FDC Act requires the Company (and its contract manufacturers) to manufacture its products in registered establishments and in accordance with the QSR requirements for devices. As the developer of the KeraVision Ring, the Company is must meet certain QSR requirements. The Company would be required to adhere to additional such QSR requirements for the development and distribution of the KeraVision Ring. The Company will be required to engage in extensive recordkeeping and reporting and possibly to conduct extensive post-market surveillance or other device follow-up. To supply products for use in the United States, foreign manufacturing establishments must also comply with QSR and are subject to periodic inspection by the FDA. The Company's manufacturing facilities will be subject to periodic inspections by the FDA and the Food and Drug Branch of the California Department of Health Services. The Company's products also will be subject to regulation by state and foreign government agencies.

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing approval may be subject to FDA export permit requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The EU has adopted two directives dealing with medical devices, including the "Active Implantable Medical Devices Directive" and the "Medical Devices Directive," and has proposed a third directive, the "In Vitro Diagnostic Medical Devices Directive," to harmonize the regulatory requirements for medical devices.

     Products that comply with the requirements of a specified medical directive will be entitled to bear CE marking, which indicates that the product conforms with all applicable provisions of the appropriate directive and that the product may be placed on the market and put into service throughout the EU member states and in Iceland, Liechtenstein and Norway. The method of assessing conformity varies depending on the class of the product, but normally involves some combination of a manufacturer's self-assessment and a third-party (a "Notified Body") assessment, which may consist of an audit of the manufacturer's quality system and/or specific testing of the product. An assessment by a Notified Body in only one EU member country will be required in order for a manufacturer to be able to sell the product throughout the EU. After June 14, 1998 all commercial medical device products will be required to bear a CE marking. It will then be illegal to market such products in the EU without CE marking.

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

     Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the Directive and received a favorable decision from the Notified Body, it is eligible to affix CE marking to its product. CE marking will allow the product to be placed on the market in the 15 countries of the EU and Iceland, Liechtenstein and Norway. Based on the current regulatory laws, no additional premarket approvals in the individual countries listed above are required. Custom-made devices and devices intended for clinical investigation do not bear CE marking and are subject to particular requirements under the Directive. Manufacturers are required to report serious adverse incidents concerning CE marked devices to the authorities of the countries where the incidents take place. If such incidents occur, the manufacturer may have to take remedial action, perhaps including withdrawal of the product from the European market.

     The Directive must be transposed into national law in order to be applied. One member state (Belgium) of the EU have not yet completed this transposition. This fact does not in itself create an obstacle to placing a CE marked medical device on the market of a country that has failed to transpose the Directive, but it may result in practical complications and delays in this country with respect to product introduction, marketing and sales. This transposition process has not created significant differences among the member states of the EU with respect to compliance with the essential requirements and the conformity assessment process. However, meaningful differences have emerged in at least the following areas: authorities' evaluation of proposed clinical investigation, notification of products and activities, handling of adverse event reporting and language requirements for labels and instructions for use. As the Directive does not cover distribution practices, healthcare financing and purchasing, it is expected that there will be significant regulatory variances from country to country in these areas. No assurances can be given that the transposition of the Directive into national law will be completed by member countries in a timely fashion, or at all, or that the failure to complete such transposition or variations in national law will not materially and adversely affect the Company.

     The Company obtained conformity certification under Annex II of the Directive in October 1996 from a Notified Body and thus achieved the right to affix the CE marking to the KeraVision Ring in November 1996. The right to affix the CE mark can be withdrawn by the Notified Body and no assurance can be given that it will be obtained again in a timely fashion or at all. Furthermore, there can be no assurance that the Company's Notified Body will retain its status as a "Notified Body."

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

DATA AND SAFETY MONITORING BOARD

     The Company has established an independent Data and Safety Monitoring Board (the "DSMB") to serve in a medical monitoring capacity and to review the collective safety and efficacy data generated from the Company's various clinical trials. In addition, the members of the DSMB examine representative patients from the United States investigational sites, provide medical advice to the clinical investigators, review any complications and provide suggested guidelines for patient management to the investigators. The DSMB currently consists of three prominent ophthalmologists. Additional individuals will be added to the DSMB, as required. The members of the DSMB are not allowed to be clinical investigators for the KeraVision Ring.

PRODUCT LIABILITY

     The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its KeraVision Ring or other future potential products are alleged to have resulted in adverse effects. While the Company has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid significant liability. The

Company currently maintains product liability insurance in the amount of $4.0 million. There can be no assurance that adequate insurance coverage will continue to be available at an acceptable cost, if at all, before or after commercialization of any of its products. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

EMPLOYEES

     As of December 31, 1997, the Company had 95 full-time employees, of whom 54 are engaged in, or directly support, the Company's research and development activities. The Company also has contracts with outside consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

     The success of the Company and of its business strategy is dependent in large part on the ability of the Company to attract and retain key management, scientific and operating personnel. Such persons are in high demand and are often subject to competing employment offers. The Company will need to develop expertise and add skilled personnel or retain consultants in such areas as research and development, clinical testing, government approvals, sales, marketing and manufacturing in the future. There can be no assurance that the Company will be able to attract and retain the qualified personnel or develop the expertise needed for its business. The Company currently has a small research and management group with limited operating experience. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed could have a material adverse effect on the Company. The Company has employment agreements with only one of its employees.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, and their ages as of December 31, 1997, are as follows:

NAME                                       AGE                                     POSITION
--------------------------------        -------        ---------------------------------------------------------------
Thomas M. Loarie                             51          Chairman of the Board of Directors, Chief Executive Officer
                                                         and President,
Darlene E. Crockett-Billig                   45          Vice President, Regulatory Affairs, Clinical Research and
                                                         Quality Assurance
Mark D. Fischer-Colbrie                      41          Vice President, Finance and Administration, Chief Financial
                                                         Officer
Edward R. Newill                             44          Vice President,  U.S. Marketing and Sales
Patrick Sabaria                              45          Vice President, Europe
Thomas A. Silvestrini                        45          Vice President, Research and Development
Robert P. Wood                               39          Vice President, Manufacturing

  THOMAS M. LOARIE has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 1987. From 1985 until joining KeraVision, Mr. Loarie served as President of ABA BioManagement, a management service firm specializing in medical technology start-ups, and from 1984 to 1985 he served as President of Novacor Medical Corporation, a manufacturer of cardiovascular implants. Prior to 1984, Mr. Loarie held management positions in four divisions of American Hospital Supply Corporation, a manufacturer of healthcare products (now Baxter International), serving most recently as President of the American Heyer-Schulte Division, where he was responsible for bringing several new implantable devices to the markets of neurosurgery, oncology, urology, plastic surgery and wound management as well as rebuilding the company's international business. Mr. Loarie holds a B.S. degree in engineering from the University of Notre Dame and has completed graduate work in business administration at the Universities of Chicago and Minnesota. Mr. Loarie also serves as a member of the Executive Committee of the Company, a director of the Health Industry Manufacturers Association and serves on the Board of the California Healthcare Institute.

  DARLENE E. CROCKETT-BILLIG has served as Vice President, Regulatory Affairs, Clinical Research and Quality Assurance of the Company since February 1988. From 1986 to 1988, she served as Regulatory Affairs Manager for CooperVision Ophthalmic Products, an ophthalmic device manufacturer, where she was responsible for all FDA submissions, product approval strategies and regulatory compliance. Prior to that time, Ms. Crockett-Billig spent ten years in management and laboratory supervision positions with Miles Laboratories and Medtronic, Inc., two healthcare products manufacturers. Ms. Crockett-Billig received her B.A. in Biology from Augustana College and her M.B.A. from the College of St. Thomas (Minnesota).

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

  EDWARD R. NEWILL has served as Vice President, Marketing and Sales since May 1996. Mr. Newill has 18 years of international experience in a broad range of surgical specialties including plastic surgery, which like vision correction surgery is consumer-based and non-reimbursed by insurers. Mr. Newill held management positions with Mentor from 1990 to 1996. Mr. Newill holds a B.S. in General Business from Miami University and a Masters International Management from American Graduate School of International Management.

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

  ROBERT P. WOOD has served as Vice President, Manufacturing since April 1996. From 1994 to 1996, Mr. Wood was operations manager of Allergan, Inc.'s medical device and pharmaceutical facility. From 1987 to 1994 Mr. Wood held management positions with Abbott Laboratories. Mr. Wood holds a B.S., in mechanical engineering from Texas A&M University.

  Each executive officer serves at the sole discretion of the Board of Directors.

                           FORWARD LOOKING STATEMENTS

  The Company notes that certain of the statements in this report, including without limitation statements about timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval process, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels,
(iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the KeraVision Ring or the surgical procedure, (vi) competitive products and technology, and
(vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth below in this Item 1.

RISK FACTORS AFFECTING THE COMPANY, ITS BUSINESS AND ITS STOCK PRICE

EARLY STAGE OF PRODUCT DEVELOPMENT; OPERATING LOSSES; UNCERTAINTY OF PRODUCT DEVELOPMENT AND FUTURE REVENUE

  KeraVision, founded in 1986, has only recently completed development of one product for sale in Europe, has generated only limited revenues to date and is continuing to develop its products for the United States market. Accordingly, the Company is subject to the uncertainties and risks associated with any company developing products and beginning its sales efforts. The Company has experienced significant operating losses every year since its incorporation. Such losses have resulted principally from costs incurred in research and development and clinical trials for the KeraVision Ring. The Company expects to incur substantial and increasing operating losses for at least the next year and until sufficient revenue and margin can be generated to offset expenses. The amount of net losses and the time required by the Company to reach profitability are highly uncertain. There can be no assurance that the Company will be able to generate product revenue or achieve profitability on a sustained basis or at all.

  To obtain significant revenues, the Company, alone or with others, must successfully develop, obtain regulatory approval for, manufacture and market products. The time frame for achievement of market success for any products and potential products is long and uncertain. The KeraVision Ring will require additional clinical studies and significant investment of capital prior to commercialization in the United States. Although the Company has received approval to market one product in the European Union, there can be no assurance that the Company's research and development efforts will be successfully completed and there can be no assurance that the KeraVision Ring will perform in the manner anticipated, or that results observed in clinical trials will be experienced in long-term use of the KeraVision Ring. There can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or any other government agency or that the KeraVision Ring or any other product developed by the Company will be commercially successful.

GOVERNMENT REGULATION AND NEED FOR PRODUCT APPROVALS

  The research, manufacture, sale and distribution of medical devices such as the KeraVision Ring is subject to regulations imposed by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including the Company's KeraVision Ring, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. FDA approval will be required for commencement of any additional clinical studies for other product indications, which must be conducted prior to applying for FDA approval to market the KeraVision Ring in the United States. Although the Company believes that it will submit a PMA application to the FDA in mid-1998, there can be no assurance that such submission will be timely made by the Company or accepted by the FDA for filing. Failure to obtain required FDA or non-European regulatory agency approvals would prevent the Company from marketing the KeraVision Ring in the jurisdiction regulated by such agency.

  Significant unforeseen delays in the approval process could occur as a result of determinations by the FDA that the clinical data collected are insufficient to support the safety and efficacy of one or more of the devices for their intended uses, the FDA's failure to schedule advisory review panels, changes in FDA guidelines, FDA procedures, regulations or administrative interpretations. Delays in obtaining requisite regulatory approvals, or the failure to obtain required clearances or approvals in the United States and other countries, would adversely affect or prevent the marketing of the KeraVision Ring, impair the Company's ability to generate funds from operations, and may furnish a competitive advantage to other companies that compete with the Company. The Company may also be required to demonstrate that the KeraVision Ring represents an improved form of treatment over existing alternatives and/or that the expected benefits of the KeraVision Ring outweigh any of the risks associated with its use. There can be no assurance that the Company will be able to obtain required approvals or clearances in the United States or certain foreign countries for the intended use of the KeraVision Ring or any other of its potential products.

  If the KeraVision Ring is approved for the correction of myopia, it may be subject to additional post-market testing and surveillance programs required by the regulatory agencies. As the developer of the KeraVision Ring, the Company is required to meet the Quality System Regulation ("QSR") which includes extensive testing, control, documentation and other quality assurance procedures and standards. The Company would be required to adhere to additional FDA requirements for the development and distribution of the KeraVision Ring. The Company will be required to engage in extensive recordkeeping and reporting, and possibly to conduct extensive post-market surveillance or other device follow-up. Ongoing compliance with the QSR, labeling and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries. In addition, regulatory approval of devices is generally required in many foreign countries. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution, and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing approval may be subject to FDA export permit requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

  All of the above described government regulation and product approval risks will apply to the KeraVision Ring and any future potential product of the Company. Government regulation may become more restrictive in the future.
There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon the Company's ability to conduct business. See "BusinessU.S. Government Regulation and Product Testing" and "BusinessEuropean Government Regulation and Product Testing."

NEED FOR MARKET ACCEPTANCE OF THE KERAVISION RING AND OTHER PRODUCTS; LIMITATIONS ON POTENTIAL MARKET

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

  To be successful, the Company's KeraVision Ring will have to be accepted by ophthalmic surgeons as well as patients. To date, the Company's product has been sold primarily in France and Germany, and has thus far received only limited acceptance and generated only limited revenues. Many surgeons in these countries and throughout the world may have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques, and there are currently no implantable corneal devices being marketed and sold to treat refractive problems. Accordingly, there can be no assurance that the KeraVision Ring or any future product will achieve or maintain acceptance in their target markets. Similar risks may confront other products developed by the Company in the future. See "Business--Marketing and Sales" and "Business--Manufacturing and Supply."

  The Company's target market is limited to patients who have mild to moderate myopia without significant astigmatism and there can be no assurance that even this target population will prefer refractive surgery to current and future alternatives for visual correction. In addition to the degree of myopia, the Company believes that the potential market for the KeraVision Ring may be further limited by the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery. The Company also expects that the market will be affected by the relative attractiveness and affordability of other refractive surgical techniques.

LACK OF LONG-TERM FOLLOW-UP DATA; COMPLICATIONS AND VISUAL SIDE EFFECTS

  The KeraVision Ring technology is relatively new technology. The Company has therefore developed only limited clinical data to date on the safety and efficacy of the KeraVision Ring in correcting myopia, and has not yet developed any long-term safety or efficacy data. The first procedure for the treatment of myopia using the KeraVision Ring was performed in 1991, and to date only 1,371 procedures (excluding commercial procedures conducted in Europe) have been conducted. The KeraVision Ring is in United States Phase II and Phase III clinical trials, and it cannot yet be determined if the KeraVision Ring will prove to be effective for the predictable treatment of myopia. There can be no assurance that the clinical trial results are necessarily indicative of long-term results that will be achieved with the KeraVision Ring in terms of both safety and efficacy.

  All surgical procedures, including the KeraVision Ring procedure, involve some inherent risk of complications. Certain complications have been observed in a small number of patients who have received the KeraVision Ring, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications include, among other things: induced astigmatism, infection, decentered placement and a temporary reduction in central corneal sensation. In addition, patients undergoing the KeraVision Ring procedure have reported certain visual side effects. These include glare, haloes and other visual symptoms associated with low-light conditions. Although the Company believes these complications and visual side effects have been observed in other ophthalmic surgeries and that the KeraVision Ring complications and visual side effects may be mitigated, no assurance can be given that these or other complications or side effects will not be serious or lasting or will not impair or preclude the Company from obtaining regulatory approval for its potential products or the acceptance of the product by patients or ophthalmologists.

RELIANCE ON A SINGLE PRODUCT

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

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY

  The Company has depended and will continue to depend substantially on its technological expertise in the development and manufacture of the KeraVision Ring and any other potential products. In addition, the commercial success of the Company will depend in part on acquiring and maintaining patent and trade secret protection with respect to the KeraVision Ring technology, the KeraVision Ring and any other potential products the Company seeks to develop. The Company currently has 180 pending patent applications worldwide and has been awarded 18 United States patents and 24 foreign patents. There can be no assurance that the Company will be successful in obtaining necessary patents or license rights, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. A large healthcare company with refractive surgery products and substantial resources holds a recently issued United States patent covering a method for changing the curvature of the cornea by inserting a solid ring in the cornea. Because this method requires the use of a solid ring, it necessitates a continuous 360 degree incision around the entire central zone of the cornea. A major United States university holds two United States patents, one issued in 1992 and the other in 1994, covering a method for changing the curvature of the cornea by injecting hydrogel material into separated layers of the corneal tissue. The Company believes the university may be seeking to commercialize this technology. The Company does not believe it is infringing any of such patents. Except as noted above, the Company is not aware of any other commercial entity involved in intrastromal KeraVision Ring development, although it is aware of ongoing academic research on both solid and injectable forms of corneal inserts. There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in proceedings before the U.S. Patent and Trademark Office, which could result in substantial cost to the Company and/or be decided adversely to the Company. The Company currently is a party in an interference to determine the priority of inventions relating to technology for forming corneal channels in which an implant or implants may be placed. No assurances can be made that the interference will be resolved favorable to the Company. However, settlement discussions are in progress and the Company believes the interference may settle. See "Business--Patents and Proprietary Rights" and "Business--Competition."

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

LIMITED SALES OR MARKETING EXPERIENCE

  The Company has only recently begun selling product in Europe, primarily in France and Germany, and there are no implantable corneal devices currently being marketed and sold to treat refractive problems. The Company intends to market and sell the KeraVision Ring and related technology through a direct sales force or a combination of a direct sales force and distributors in certain additional foreign countries and in the United States if and when required regulatory authorization is obtained. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales effort will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful. See "Business--Marketing and Sales."

INTERNATIONAL SALES AND OPERATIONS RISKS

  The Company is currently selling the KeraVision Ring to customers primarily in France and Germany. In addition, the Company may begin manufacturing or operating activities outside of the United States. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by the imposition of the regulatory approval process, government controls, export license requirements, political instability, price controls, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies have or may establish product standards different from those in the United States and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates, increases in duty rates and difficulties in obtaining export licenses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, the Company has not found it necessary to hedge the risk associated with fluctuations in exchange rates. However, it is possible that the Company may undertake such transactions in the future. There can be no assurance that any hedging techniques implemented by the Company will be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. There can be no assurance that the Company will be able to successfully commercialize the KeraVision Ring or any future product in any foreign market. See "Business-- Marketing and Sales."

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

  The Company has limited volume manufacturing capacity and experience in manufacturing medical devices or other products. To be successful, the Company's products and potential products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production of commercial-scale quantities may involve technical challenges for the Company. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. The Company may consider seeking collaborative arrangements with other companies to manufacture certain of its products and potential products, including the KeraVision Ring. In addition, the manufacturer of the Company's products and potential products will be subject to periodic inspection by regulatory authorities. Any such operations must undergo QSR compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. When the Company is dependent upon third parties for the manufacture of its products and proposed products, then the Company's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, there can be no assurance that such parties will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. See "Business Manufacturing and Supply."

INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE

  The Company is engaged in a rapidly evolving field. There are many companies, both public and private, universities and research laboratories engaged in activities relating to research on vision correction alternatives, including LASIK, PRK, RK, implantable contact lens ("ICL"), Automated Lamellar Keratoplasty ("ALK") and refractive intraocular lenses. Competition from these companies, universities and laboratories is intense and expected to increase. Two companies, Summit Technology and VISX, have received approval in the United States to market their products using PRK applications. In addition to Summit Technology and VISX, there are a number of other entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmBH (Germany), Autonomous Technologies Corporation (United States), Chiron-Technolas (Germany), LaserSight, Inc. (United States), Nidek (Japan) and Schwind (Germany). Many of these companies and institutions have substantially greater resources, research and development staffs, facilities, experience in research and development, obtaining regulatory approval and manufacturing and marketing medical device products than the Company, and represent significant long-term competition for the Company. In addition to those mentioned above, other recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed product obsolete or noncompetitive. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience. Finally, the Company intends to market its proposed products to people whose vision can be corrected with eyeglasses or contact lenses. There can be no assurance that these persons will elect to undergo surgical insertion of the KeraVision Ring when such non-surgical vision-correction alternatives are available. See "Business-- Competition."

RISK OF PRODUCT LIABILITY LITIGATION; POTENTIAL UNAVAILABILITY OF INSURANCE

  The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its KeraVision Ring or other future potential products are alleged to have resulted in serious adverse effects. In this regard, an individual who was formerly enrolled as a patient in one of the Company's clinical trials has filed a complaint alleging that he has suffered serious adverse effects due to his participation in such trial. While the Company has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to this and other product liability claims, there can be no assurance that it will avoid significant liability. The Company currently maintains, product liability insurance in the amount of $4.0 million. There can be no assurance that adequate insurance coverage will continue to be available at an acceptable cost, if at all, before or after commercialization of any of its products. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company. See "Business Product Liability Insurance."

FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING

  The Company will be required to commit substantial resources to conduct the research and development, clinical studies and regulatory activities necessary to bring any potential medical device products to market and to establish production, marketing and sales capabilities. There can be no assurance that the Company's current cash, cash equivalents and available-for-sale investments will be sufficient to fund the Company's operations to profitability or through completion of the current United States Phase III clinical trial for the KeraVision Ring for the treatment of mild myopia. The Company will need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements with corporate partners and through public or private debt or equity financings. Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The Company currently has no commitments for any additional financings, and there can be no assurance that any such financings, if needed, will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, clinical studies and/or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

DEPENDENCE ON SOLE SOURCE SUPPLIER

  The raw material used in manufacturing the KeraVision Ring is currently purchased from a single source. Although the Company has not experienced difficulty acquiring this material for the manufacture of its products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors, which would require additional regulatory submissions. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture its products which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Manufacturing and Supply."

DEPENDENCE ON AND NEED FOR ADDITIONAL KEY PERSONNEL

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

IMPACT OF YEAR 2000

  Based on a recent assessment, the Company determined that it will be required to modify a very small portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company determined that most of its currently employed software already Year 2000 compliant. The Company presently believes, that with the required slight modifications, the Year 2000 issue will not pose significant operational problems for its computer systems.

  The Company has initiated communications with all of its key suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.
Currently, the Company's key suppliers systems are already Year 2000 compliant. The Company is currently communicating with smaller suppliers and customers to determine their exposure to the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely fashion and would not have an adverse effect on the Company's systems.

ITEM 2.  Properties
-------  ----------

     KeraVision's manufacturing, laboratory and administrative facilities occupy approximately 40,000 square feet of space in Fremont, California. The facility is subject to a lease which expires in 1999. The current monthly rent is approximately $29,000. The Company's European sales facilities occupy approximately 3,300 square feet of space in Chatenay-Malabry, France. The facility is subject to a lease which expires in 1999. The current monthly rent is approximately $4,500. The Company believes that this space is adequate for its immediate needs, and that it will be able to renew its lease or obtain additional space as necessary.

ITEM 3.  Legal Proceedings
------   -----------------

     In July 1997, an interference action was brought in the United States Patent Trademark Office before the Board of Patent Appeals and Interferences in the matter of Loomas et. al. vs. Simon et. al., Interference No. 103,973. The interference involves the issue of the priority of inventions relating to technology for forming corneal channels in which an implant or implants may be placed. Settlement discussions are in progress. However, no assurance can be made that a settlement can be reached and, if not reached, that the interference will be resolved favorably to the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended December 31, 1997.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
------   ----------------------------------------------------------------
MATTERS
-------

         The following table sets forth, for the periods indicated, the high and low trading prices for the Company's common stock as reported on the Nasdaq National Market.

     CALENDAR YEAR       HIGH         LOW
--------------------- ----------    ---------
1997
First quarter          $ 15.00        $ 10.00
Second quarter           10.50           6.75
Third quarter           10.188           7.00
Fourth quarter            8.50          5.125

1996
First quarter          $ 14.25        $10.875
Second quarter           18.00          12.00
Third quarter            16.75          13.50
Fourth quarter           17.50          13.50


ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

     The closing stock price on February 12, 1998 was $5.75. The Company reported 232 stockholders of record and 4,432 beneficial holders of the Company's common stock on February 12, 1998.

     The Company has not historically paid cash dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

                                                                         YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------
(in thousands, except per share data)            1997              1996             1995            1994            1993
---------------------------------------    -------------     -------------     -----------     -----------     ------------
Statement of Operations Data
Net sales..............................         $    355          $    137       $     --      $        --     $         --

Costs and expenses:
 Cost of sales and manufacturing                   3,701               319              --              --               --
  expense..............................
 Research and development..............           10,774            10,888           6,527           5,146            4,300
 Selling, general and administrative...            6,405             3,930           1,725           1,262            1,119
                                           -------------     -------------     -----------     -----------     ------------
Total costs and expenses...............           20,880            15,137           8,252           6,408            5,419
                                           -------------     -------------     -----------     -----------     ------------
Loss from operations...................          (20,525)          (15,000)         (8,252)         (6,408)          (5,419)
Interest income, net...................            1,129             2,121           1,203             425              423
Other expense..........................               --                --             (57)           (114)              --
Net loss...............................         $(19,396)         $(12,879)        $(7,106)        $(6,097)         $(4,996)
                                           =============     =============     ===========     ===========     ============
Basic and diluted net loss per common             $(1.55)           $(1.04)
 share
Basic and diluted pro forma net loss
 per common share......................                                             $(0.89)         $(0.96)
Shares used in per share calculation...           12,528            12,342           8,008           6,332

                                                                                      DECEMBER 31,
                                            --------------------------------------------------------------------------------------
(in thousands)                                1997             1996               1995               1994               1993
-----------------------------------------   ---------     ---------------     --------------     --------------     --------------
Balance Sheet Data
Cash, cash equivalents and
 available-for-sale investments..........    $ 14,113            $ 32,065           $ 44,703           $  5,909           $ 11,057

Working capital..........................      11,820              30,435             43,205              4,935             10,418
Total assets.............................      17,345              35,485             45,919              6,934             11,733
Capital lease obligations, noncurrent....         850                 793                114                210                134
Redeemable convertible preferred stock...          --                  --                 --             27,844             27,844
Accumulated deficit......................     (62,634)            (43,265)           (30,403)           (23,440)           (17,200)
Total stockholders' equity (net capital
 deficiency).............................      12,937              31,765             44,035            (22,144)           (16,917)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF OPERATIONS
-------------

    The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in the Annual Report and this Form 10K.

    The Company notes that certain of the statements in this report, including without limitation statements about timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval process, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of the KeraVision Ring, (iii) the FDA's failure to schedule advisory review panels,
(iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to the KeraVision Ring or the surgical procedure, (vi) competitive products and technology, and
(vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1.

OVERVIEW

    Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Ring and related technology. Although the Company recorded its first revenue in the quarter ended December 31, 1996, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1998 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not significantly accelerate in the foreseeable future. Furthermore, the Company expects its expenses in all categories to increase as its clinical and other activities increase.

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


YEARS ENDED DECEMBER 31, 1997 AND 1996

    Net revenues for 1997 increased to $355,000 from $137,000 in 1996 as a result of increased unit shipments. Fiscal 1997 results include a full year of commercial shipments to the European Market.

    Cost of sales exceeded revenues reflecting currently low production volumes and certain fiscal costs associated with the Company's higher volume manufacturing capabilities.

    Research and development expenses for the year ended December 31, 1997 were $10.8 million compared to $10.9 million incurred in the prior year. Research and development expenses for the most recent year represented 53% of the $20.5 million loss from operations, and in 1996 represented 73% of the $15.0 million loss from operations. The Company expects research and development expenses to increase, as clinical trials continue in Europe and the United States.

    Selling, general and administrative expenses in 1997 were $6.4 million, an increase of $2.5 million from 1996. The increase in spending reflects increased staffing and associated expenses, in addition to increased marketing efforts related to European commercialization.

    The Company recorded $1.1 million of net interest income for the year ended December 31, 1997, as compared to $2.1 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss in 1997 was $19.4 million, an increase of $6.5 million from the net loss of $12.9 million in 1996. The Company believes that its net loss could significantly increase in 1998.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    The Company recorded its first revenues in the quarter ended December 31, 1996. Net revenues totaled $137,000 for the year ended December 31, 1996. Primarily all of 1996 product sales were composed of stocking sales to a German distributor.

    Research and development expenses, which include clinical and regulatory expenses, for the year ended December 31, 1996 were $10.9 million, an increase of $4.4 million from the $6.5 million incurred in the prior year. The increase in research and development expense is primarily due to increased costs associated with expanded clinical studies along with an increase in manufacturing development costs and other final development expenses to prepare for product launch in late December 1996. Research and development expenses for the 1996 represented 73% of the $15.0 million loss from operations, and in 1995 represented 79% of the $8.3 million loss from operations.

    Selling, general and administrative expenses in 1996 were $3.9 million, an increase of $2.2 million from 1995. The increase in spending reflects increased staffing and associated expenses, costs associated with the set-up of a European headquarters and additional expenses for the marketing and sales launch of the KeraVision Ring in Europe.

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

TAX MATTERS

    As of December 31, 1997, the Company had federal, state and French net operating loss carryforwards of approximately $39.0 million, $8.0 million and $2.0 million, respectively. The Company also had federal and state research and experimentation credit carryforwards of approximately $1.0 million and $0.7 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2001 through 2012, if not utilized. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. The Company believes that the annual limitation, if any, will not be material.

    Under Statement of Financial Accounting Standards No. 109 ("FAS 109"), deferred tax assets and liabilities are based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization, primarily due to the Company's lack of an earnings history.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 1997, the Company had an accumulated deficit of $62.6 million and incurred a net loss of $19.4 million for the year ended December 31, 1997. Management's planned expenditures for 1998 exceed current cash, cash equivalents and available-for-sale investments. The Company will need to obtain additional funds to continue its research and development activities, fund operating expenses and pursue regulatory approvals for its products under development. Management believes that sufficient funds will be available from additional investors to support planned operations through December 1998. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through at least December 31, 1998. These actions would have material adverse effects on the Company's business, results of operations and prospects.

    The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. The Company completed an initial public offering of its Common Stock on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million.
Prior to the initial public offering, the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities has increased from $12.3 million in 1996 to $18.0 million in 1997, reflecting increasing net losses principally related to increased manufacturing and research and development expenditures. Cash, cash equivalents and available-for-sale investments were $14.1 million at December 31, 1997 as compared to $32.1 million at December 31, 1996. Capital expenditures decreased from $1.6 million in 1996 to $0.5 million in 1997, largely due to the timing of purchasing certain assets. Asset purchases were largely financed through capital lease arrangements.

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

IMPACT OF YEAR 2000

    Based on a recent assessment, the Company determined that it will be required to modify a very small portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company determined that most of its currently employed software already Year 2000 compliant. The Company presently believes, that with the required slight modifications, the Year 2000 issue will not pose significant operational problems for its computer systems.

    The Company has initiated communications with all of its key suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.
Currently, the Company's key suppliers' systems are already Year 2000 compliant. The Company is currently communicating with smaller suppliers and customers to determine their exposure to the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely fashion and would not have an adverse effect on the Company's systems.

ITEM 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

    See Item 14(a) for an index to financial statements and supplementary information.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
       Financial Disclosure
       --------------------

          Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders scheduled to be held May 4, 1998, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

          Information with respect to the Registrant's directors required by this Item is incorporated by reference from the information under the caption "Election of Directors--Board of Directors" in the Registrant's Proxy Statement.

          Information as to the Registrant's executive officers is set forth in "Item 1 -- Business -- Executive Officers of the Company" of Form 10-K.

ITEM 11.  Executive Compensation
-------   ----------------------

          Information required by this Item is incorporated by reference from the information under the caption "Executive Compensation" in the Registrant's Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

          Information required by this Item is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

          Information required by this Item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a) (1) The following financial statements and Report of Ernst & Young LLP, Independent Auditors, are filed as part of this report:

                                                                        Page
                                                                        ----
  Reports of Ernst & Young, Independent Auditors                         36

  Consolidated Balance Sheets at
   December 31, 1997 and 1996                                            37

  Consolidated Statements of Operations
   Years Ended December 31, 1997, 1996 and 1995                          38

  Consolidated Statements of Redeemable Convertible
    Preferred Stock and Stockholders' Equity Years
    Ended December 31, 1997, 1996 and 1995                               39

  Consolidated Statements of Cash Flows
   Years Ended December 31, 1997, 1996, and 1995                         40

  Notes to Consolidated Financial Statements                             41

 (2)  Financial Statement Schedules

      Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


 (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


EXHIBIT
NUMBER        DESCRIPTION
------------  ------------------------------------------------------------------------------------------
         2.1  Agreement and Plan of Merger by and between KeraVision, Inc., a Delaware corporation, and
              KeraVision, Inc., a California corporation.(1)
         3.1  Amended and Restated Certificate of Incorporation of Registrant (California).(1)
         3.2  Bylaws of Registrant.(1)
         3.3  Certificate of Incorporation of Registrant.(1)
         3.4  Amended and Restated Certificate of Incorporation of Registrant (Delaware).(1)
         3.5  Bylaws of Registrant (Delaware).(1)
         4.1  Preferred Shares Rights Agreement, dated as of August 18, 1997, between Registrant and Bank
              Boston, N.A. (7)
        10.1  Form of Indemnification Agreements for directors and officers (California).(1)
        10.2  Form of Indemnification Agreements for directors and officers (California).(1)
        10.3  1987 Stock Purchase Plan and forms of agreements thereunder.(1)(2)
        10.4  1987 Stock Option Plan and forms of agreements thereunder.(1)(2)
        10.5  1995 Employee Stock Purchase Plan and form of subscription agreement.(1)(2)
        10.6  1995 Stock Plan, as amended.(2)
        10.7  1995 Directors' Option Plan and form of subscription agreement.(4)(2)
        10.8  401(k) Plan.(1)(2)
        10.9  Fremont Office Lease dated August 20, 1993.(1)
       10.10  Kilmer License Agreement, dated December 31, 1992.(1)
       10.11  Manufacturing Agreement dated October 1, 1992.(1)(3)
       10.12  Form of Warrant for Series D Preferred Stock between Registrant and certain holders of Common
              Stock of Registrant.(1)
       10.13  Promissory Notes, dated January 29, 1988, March 8, 1988, March 8, 1989, October 30, 1991, April
              12, 1993 and November 7, 1993, executed by Thomas Loarie in favor of the Registrant and all amendments thereto. (8)
       10.14  Promissory Notes, dated September 17, 1990, October 30, 1991, October 30, 1991, and November 7,
              1993, executed by Thomas Silvestrini in favor of the Registrant and all amendments thereto. (8)
       10.15  Promissory Note, dated November 7, 1993, executed by Mark Fischer-Colbrie in favor of the
              Registrant and all amendments thereto.(9)
       10.16  Promissory Notes, dated March 8, 1988, March 8, 1988, March 8, 1989, October 30, 1991, and
              November 7, 1993, executed by Darlene Crockett-Billig in favor of the Registrant and all amendments thereto.(8)
       10.17  Consulting Agreement dated January 19, 1994 between the Registrant and John R. Gilbert, and all amendments thereto.(1)
       10.18  Information and Registration Rights Agreement between the Registrant and holders of the Preferred
              Stock of the Registrant, dated as of November 19, 1992.(1)
       10.19  Consulting Agreement dated January 1, 1996 between the Registrant and John R. Gilbert(4)
       10.20  Employment Agreement dated January 1997 between the Registrant and Thomas M. Loarie.(2)(6)
       10.21  Distribution Agreement dated as of October 31, 1996 by and between the Registrant and AM Peschke, a German corporation.(5)(6)
       10.22  1997 Employee Stock Option Plan.(2)
       10.23  Form of Change of Control Agreement entered into between Registrant and Chief Executive Officer in May
              1997.(2)
       10.24  Form of Change of Control Agreement entered into between Registrant and its executive officers in May 1997.(2)
        23.1  Consent of Ernst & Young LLP, Independent Auditors.
        24.1  Power of Attorney (See Page 35 of this Report).
        27    Financial Data Schedules.

________________
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective on July 27, 1995.

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

(6) Incorporated by reference to identically numbered exhibits filed in the Registrant's Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to identically numbered exhibit filed in Registrant's Registration on Form 8-A which became effective on August 25, 1997.

(8) Incorporated by reference to identically numbered exhibit filed in Registrant's Form 10-K for the year ended December 31, 1996. Supplemental amendments to promissory notes are attached with this filing.

(9) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits" of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective July 27, 1995. Supplemental amendments to promissory notes are attached with this filing.


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 27th day of March 1998.

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

              SIGNATURE                                        Title                                  Date
              ---------                                        ------                                 -----
/s/ Thomas Loarie                      Chairman of the Board of Directors, President and        March 27, 1998
-------------------------------------  Chief Executive Officer (Principal Executive Officer)
(Thomas M. Loarie)


  /s/ Mark Fischer-Colbrie             Vice President, Finance and Administration, Chief          March 27, 1998
-------------------------------------  Financial Officer, and Assistant Secretary
  (Mark Fischer-Colbrie)               (Principal Financial and Accounting Officer)


  /s/ Charles Crocker                  Director                                                   March 27, 1998
-------------------------------------
  (Charles Crocker)

  /s/ John R. Gilbert                  Director                                                   March 27, 1998
-------------------------------------
  (John R. Gilbert)

  /s/ Lawrence Lehmkuhl                Director                                                   March 27, 1998
-------------------------------------
  (Lawrence Lehmkuhl)

  /s/ Kshitij Mohan                    Director                                                   March 27, 1998
-------------------------------------
  (Kshitij Mohan)

  /s/ Arthur M. Pappas                 Director                                                   March 27, 1998
-------------------------------------
  (Arthur M. Pappas)

  /s/ Steven N. Weiss                  Director                                                   March 27, 1998
-------------------------------------
  (Steven N. Weiss)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
KeraVision, Inc.

     We have audited the accompanying consolidated balance sheets of KeraVision, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeraVision, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                /s/ Ernst & Young LLP



February 5, 1998
San Jose, California

                                KERAVISION, INC.
                          Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                                    DECEMBER 31,
                                                                                             -----------------------
                                                                                                 1997         1996
                                                                                             -----------------------
ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $  2,574     $  8,291
  Available-for-sale investments.............................................................    11,539       23,774
  Prepaid expenses and other current assets..................................................     1,265        1,297
                                                                                               --------     --------

Total current assets.........................................................................    15,378       33,362

Property and equipment, at cost:
  Manufacturing and laboratory equipment.....................................................     3,298        2,795
  Office furniture and fixtures..............................................................       586          559
  Leasehold improvements.....................................................................       383          368
                                                                                               --------     --------
                                                                                                  4,267        3,722
Accumulated depreciation and amortization....................................................    (2,398)      (1,746)
                                                                                               --------     --------
  Net property and equipment.................................................................     1,869        1,976
Other assets.................................................................................        98          147
                                                                                               --------     --------

Total assets.................................................................................  $ 17,345     $ 35,485
                                                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................................  $  1,089     $    973
  Accrued payroll and related expenses.......................................................       489          424
  Accrued clinical trial costs...............................................................     1,211          965
  Other accrued liabilities..................................................................       414          221
  Current portion of capital lease obligations...............................................       355          344
                                                                                               --------     --------

Total current liabilities....................................................................     3,558        2,927

Capital lease obligations....................................................................       850          793
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.001, 2,000,000 shares authorized, none issued and outstanding.        --           --
  Common stock, par value $.001, 30,000,000 shares authorized, 12,593,646 and 12,444,802
   shares issued and outstanding in 1997 and 1996, respectively..............................        13           12

  Additional paid-in capital.................................................................    76,540       76,114
  Deferred compensation......................................................................      (179)        (328)
  Accumulated deficit........................................................................   (62,634)     (43,265)
  Notes receivable from stockholders.........................................................      (803)        (768)
                                                                                               --------     --------

Total stockholders' equity...................................................................    12,937       31,765
                                                                                               --------     --------

Total liabilities and stockholders' equity...................................................
                                                                                               $ 17,345     $ 35,485
                                                                                               ========     ========

                            See accompanying notes.

                                KERAVISION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                             1997             1996             1995
                                                                     ---------------------------------------------------
   Net sales.........................................................         $    355         $    137   $           --

   Costs and expenses:
       Cost of sales and manufacturing expenses......................            3,701              319               --
       Research and development......................................           10,774           10,888            6,527
       Selling, general and administrative...........................            6,405            3,930            1,725
                                                                     ---------------------------------------------------

   Total costs and expenses..........................................           20,880           15,137            8,252
                                                                     ---------------------------------------------------
   Operating loss....................................................          (20,525)         (15,000)          (8,252)
   Interest income, net..............................................            1,129            2,121            1,203
   Other income (expense)............................................               --               --              (57)
                                                                     ---------------------------------------------------
   Net loss..........................................................         $(19,396)        $(12,879)         $(7,106)
                                                                     ===================================================
   Basic and diluted net loss per common share.......................           $(1.55)          $(1.04)
   Shares used in calculation of net loss per common share...........           12,528           12,342
   Basic and diluted pro forma net loss per common share.............                                             $(0.89)
   Shares used in calculation of pro forma net loss per share........                                              8,008

                            See accompanying notes.

                                KERAVISION, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                              STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               REDEEMABLE
                              CONVERTIBLE
                            PREFERRED STOCK              COMMON STOCK
                      --------------------------    ----------------------
                          SHARES       AMOUNT           SHARES     AMOUNT
                      --------------------------    -------------------------
BALANCE AT DECEMBER      5,263,026      $ 27,844       2,938,619  $  2,113
 31, 1994
Issuance of common
 stock upon exercise
 of options, and                --            --          44,477        38
 accrued interest

Deferred compensation
 expense related to             --            --              --       597
 stock option grants

Amortization of
 deferred compensation          --            --              --        --

Issuance of Series D
 preferred stock upon      105,343           553              --        --
 exercise of warrants

Issuance of common
 stock (including
 99,798 shares under
 net exercise                   --            --         311,380       137
 provisions)  upon
 exercise of warrants

Initial public
 offering of common
 stock net of                   --            --       3,600,000    44,440
 issuance costs of
 $4.2 million

Redeemable
 convertible
 preferred stock        (5,368,369)      (28,397)      5,368,369    28,397
 converted to common
 stock upon initial
 public offering

Reincorporation in              --            --              --   (75,710)
 Delaware
Securities valuation            --            --              --        --
 adjustment
Net loss                        --            --              --        --

BALANCE AT DECEMBER             --            --      12,262,845        12
 31, 1995
Issuance of common
 stock upon exercise            --            --         181,957        --
 of options

Amortization of
 deferred compensation          --            --              --        --

Forgiveness of notes
 receivable from
 stockholders, net of           --            --              --        --
 accrued interest

Translation adjustment          --            --              --        --
Securities valuation            --            --              --        --
 adjustment
Net loss                        --            --              --        --
                                                    -------------------------
BALANCE AT DECEMBER             --            --      12,444,802        12
 31, 1996
Issuance of common
 stock upon exercise            --            --         148,844         1
 of options

Amortization of
 deferred compensation          --            --              --        --

Accrued interest on
 notes receivable               --            --              --        --
 from stockholders

Translation adjustment          --            --              --        --
Securities valuation            --            --              --        --
 adjustment
Net loss                        --            --              --        --

BALANCE AT DECEMBER             -- $         --       12,593,646  $     13
 31, 1997
                      ==========================    =========================

                                ADDITIONAL                             RECEIVABLE       TOTAL
                                 PAID-IN     DEFERRED     ACCUMULATED    FROM         STOCKHOLDERS'
                                 CAPITAL   COMPENSATION    DEFICIT   STOCKHOLDERS       EQUITY
                               -------------------------------------------------------------------
BALANCE AT DECEMBER
 31, 1994                       $--               $ (53)  $(23,440)         $(764)    $(22,144)
Issuance of common
 stock upon exercise
 of options, and
 accrued interest                      --            --         --            (43)          (5)

Deferred compensation
 expense related to
 stock option grants                   --          (597)        --             --           --

Amortization of
 deferred compensation
                                       --           173         --             --          173
Issuance of Series D
 preferred stock upon
 exercise of warrants                  --            --         --             --           --

Issuance of common
 stock (including
 99,798 shares under
 net exercise
 provisions)  upon                     --            --         --             --          137
 exercise of warrants

Initial public
 offering of common
 stock net of
 issuance costs of                     --            --         --             --       44,440
 $4.2 million

Redeemable
 convertible
 preferred stock
 converted to common                   --            --         --             --       28,397
 stock upon initial
 public offering

Reincorporation in
 Delaware                          75,710            --         --             --           --
Securities valuation
 adjustment                            --            --        143             --          143
Net loss
                                       --            --     (7,106)            --       (7,106)
BALANCE AT DECEMBER
 31, 1995                          75,710          (477)   (30,403)          (807)      44,035
Issuance of common
 stock upon exercise
 of options                           404            --         --             --          404

Amortization of
 deferred compensation
                                       --           149         --             --          149
Forgiveness of notes
 receivable from
 stockholders, net of
 accrued interest                      --            --         --             39           39

Translation adjustment
Securities valuation                   --            --         (1)            --           (1)
 adjustment                            --            --         18             --           18
Net loss
                                       --            --    (12,879)            --      (12,879)
                                  ------------------------------------------------------------
BALANCE AT DECEMBER
 31, 1996                          76,114          (328)   (43,265)          (768)      31,765
Issuance of common
 stock upon exercise
 of options                           426            --         --             --          427

Amortization of
 deferred compensation
                                       --           149         --             --          149
Accrued interest on
 notes receivable
 from stockholders                     --            --         --            (35)         (35)

Translation adjustment
Securities valuation                   --            --          1             --            1
 adjustment                            --            --         26             --           26
Net loss
                                       --            --    (19,396)            --      (19,396)
BALANCE AT DECEMBER
 31, 1997                         $76,540         $(179)  $(62,634)         $(803)    $ 12,937
                                ==============================================================


                            See accompanying notes.

                                KERAVISION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                 YEAR ENDED
                                                                                 DECEMBER 31,
                                                         ------------------------------------------------------------
                                                                   1997                1996                1995
                                                         ------------------------------------------------------------
Cash flows from operating activities:
 Net loss.................................................           $(19,396)            $(12,879)           $(7,106)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................                652                  448                308
  Interest receivable on stockholders' notes..............                (35)                 (41)               (43)
  Forgiveness of stockholders' notes......................                 --                   80                 --
  Amortization of deferred compensation...................                149                  149                173
  Loss on sales of securities and other...................                 --                   --                 60
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets.............                 32               (1,025)              (222)
     Accounts payable.....................................                116                  528                267
     Other accrued liabilities............................                504                  391                479
                                                                     --------             --------            -------
   Total adjustments......................................              1,418                  530              1,022
                                                                     --------             --------            -------

   Net cash used in operating activities..................            (17,978)             (12,349)            (6,084)
                                                                     --------             --------            -------

Cash flows from investing activities:
 Purchases of available-for-sale investments..............            (20,620)             (40,402)            (2,970)
 Sales of available-for-sale investments..................             11,408               10,790              3,725
 Maturities of available-for-sale investments.............             21,474                5,855              3,990
 Capital expenditures.....................................               (545)              (1,550)              (300)
 Other assets.............................................                 49                  (77)                23
                                                                     --------             --------            -------

   Net cash provided by (used in) investing activities....             11,766              (25,384)             4,468
                                                                     --------             --------            -------

Cash flows from financing activities:
 Principal payments under capital lease obligations.......               (427)                (156)               (96)
 Proceeds from sales-leaseback of capital equipment.......                495                1,073                 --
 Proceeds from issuance of equity securities, net of
  repurchases.............................................               427                  404              45,168
                                                                     --------             -------             -------
   Net cash provided by financing activities..............                495                1,321             45,072
                                                                     --------             --------            -------
Net increase (decrease) in cash and cash equivalents......             (5,717)             (36,412)            43,456
Cash and cash equivalents at the beginning of the year....              8,291               44,703              1,247
                                                                     --------             --------            -------
Cash and cash equivalents at the end of the year..........           $  2,574             $  8,291            $44,703
                                                                     ========             ========            =======
Supplemental disclosures of cash flow information
Cash paid for interest....................................           $    140             $     25            $    34
                                                                     ========             ========            =======
Supplemental disclosures of noncash activities
Deferred compensation related to the issuance of certain
 stock options............................................           $     --             $      --           $   597
                                                                     ========             ==========          ======

                            See accompanying notes.

                               KERAVISION, INC.
                  Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

          KeraVision, Inc. (''KeraVision'' or the ''Company'') was incorporated on November 6, 1986 in the State of California and reincorporated in the State of Delaware on July 25, 1995. On August 2, 1995, the Company completed its initial public offering ("IPO") by issuing 3,600,000 shares of common stock in exchange for net proceeds of $44.4 million.

          The Company was founded to develop and commercialize proprietary medical products for the treatment of common vision problems. On December 23, 1986, the Company acquired certain equipment and patent rights from Kera Associates, a partnership, in exchange for 425,000 shares of the Company's common stock issued to the former partners of Kera Associates. The assets were recorded at the predecessor's cost basis. As part of the transaction with Kera Associates, the Company acquired the exclusive license, existing between Kera Associates and an outside third party, to develop and market the licensor's ''proprietary rights,'' as defined, relating to the development of certain instruments used in the insertion of the KeraVision Ring, the Company's initial potential product. The term of the license agreement will continue until the expiration of the last expiring patent then existing or developed thereafter by the licensor relating to the proprietary rights. Royalties are payable based upon sales of the KeraVision Ring or the instruments.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's financial position, results of operations or cash flows.

Management's Plans and Financing

          The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 1997, the Company had an accumulated deficit of $62.6 million and incurred a net loss of $19.4 million for the year ended December 31, 1997. Management's planned expenditures for 1998 exceed current cash, cash equivalents and available-for-sale investments. The Company will need to obtain additional funds to continue its research and development activities, fund operating expenses and pursue regulatory approvals for its products under development. Management believes that sufficient funds will be available from additional investors to support planned operations through December 1998. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through at least December 31, 1998. These actions would have material adverse effects on the Company's business, results of operations and prospects.

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

CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE INVESTMENTS

          The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. All other liquid investments are classified as available-for-sale and consist primarily of short-term investment grade securities, all of which mature within the next twelve months. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments only to the extent recorded on the balance sheet. At December 31, 1997 and 1996, the Company's liquid assets were composed of deposits with banks and investments in U.S. Government securities, corporate debt securities, certificates of deposits, auction market preferred stocks and money market funds. Investments include reverse repurchase agreements with major financial institutions. Due to the short-term nature of the reverse repurchase agreements, the Company generally does not take possession of the underlying securities.

          Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1997 and 1996, all debt and equity securities are designated as available-for-sale. Available-for-sale securities are carried at fair value as determined by reference to quoted market prices, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

REVENUE RECOGNITION

          The Company recognizes revenues from product sales upon shipment. Product sales in 1996 were composed principally of sales to a German distributor. In 1997, the Company made sales directly from its French sales office in addition to sales to the German sales distributor, which represented approximately 47% of total sales.

NET LOSS PER SHARE

          In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Due to the Company's net loss in all periods presented, net loss per share includes only weighted average shares outstanding. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

          Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB No. 98") which was issued in February 1998, common and common equivalent shares issued by the Company for nominal consideration during any of the periods for which a statement of operations was presented in the Company's initial public offering registration statement are required to be included in the calculation of basic and diluted net loss per share for all such periods in a manner similar to a stock split. There were no such issuances in 1995.

PRO FORMA NET LOSS PER SHARE

          Pro forma net loss per share for the year ended December 31, 1995 has been computed as described above and also gives effect, even if antidilutive, to 5,368,369 common equivalent shares from convertible preferred shares that automatically converted to common shares upon the closing of the Company's initial public offering (using the as-if-converted method).

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

          The Company accounts for its stock options granted to employees using the intrinsic value method and thus recognizes no compensation expense for options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

2.   INVESTMENTS

          At December 31, 1997, the Company's investments were composed of the following (in thousands):

                                                                                                                   ESTIMATED
                                                                                               GROSS                 FAIR
                                                                         COST             UNREALIZED GAINS           VALUE
                                                                 ------------------     ------------------    ----------------
    Money market instruments.............................                   $ 2,574       $--                          $ 2,574
    Certificate of deposit...............................                       659                     --                 659
    U.S. Treasury Bills & other government agency
     obligations.........................................                     3,003                     --               3,003

    Corporate debt securities............................                     7,835                     42               7,877
                                                                 ------------------     ------------------    ----------------
                                                                             14,071                     42              14,113
    Included in cash & cash equivalents..................                    (2,574)                                    (2,574)
                                                                 ------------------     ------------------    ----------------
    Included in available for sale  investments..........                   $11,497                    $42             $11,539
                                                                 ==================     ==================    ================

       The $11,539,000 included in available-for-sale investments matures in less than one year. During 1997 and 1996 there were no gross realized gains or losses.

3.   CAPITAL LEASE OBLIGATIONS

       The Company leases certain office and manufacturing equipment under capitalized leases which expire in 2001. The total future minimum lease payments under capital leases as of December 31, 1997 are as follows (in thousands):

Years ended December 31:


        1998....................................    $         466
        1999....................................              466
        2000....................................              383
        2001....................................              113
                                                    -------------
Total minimum lease payments....................            1,428
Amounts representing interest...................             (223)
                                                    -------------
Present value of minimum lease payments.........            1,205
Less current portion............................             (355)
                                                    -------------
Noncurrent portion..............................           $  850
                                                    =============

   The cost of assets under capital leases at December 31, 1997 and 1996 were $1,987,000 and $1,492,000 with related accumulated amortization amounting to $851,000 and $469,000, respectively.

4.   COMMITMENTS AND CONTINGENCIES

LEASES

   The Company rents office facilities under operating lease agreements which expire at various dates through 1999. The facility lease agreement provides for an option for the Company to extend the lease for an additional five years. Aggregate annual rental commitments under noncancelable operating leases as of December 31, 1997 are as follows (in thousands):

1998........................................................    $354
1999........................................................     262
Total minimum lease payments                                    $616
                                                            ========

LEGAL MATTERS

      The Company is involved in a claim arising in the ordinary course of business. The Company believes this matter will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

5.   Redeemable Convertible Preferred Stock

      All outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock upon completion of the IPO. At such time, the Company filed an Amended Certificate of Incorporation to delete references to series A, B, C, D and E preferred stock and authorized 2,000,000 shares of undesignated preferred stock.

6.   STOCKHOLDERS' EQUITY

STOCK OPTIONS

      In June 1995, the Company adopted the 1995 Stock Plan (the "1995 Plan") and the 1995 Directors' Option Plan (the "Directors' Plan"). A total of 800,000 and 150,000 shares were reserved for issuance under the 1995 Plan and the Directors' Plan, respectively. Options outstanding under the Company's 1987 Stock Plan continue to be governed by such Plan. Common stock options may be granted to employees, consultants and directors. Options granted under the 1995 Plan may be either incentive stock options or nonstatutory stock options, determined at the compensation committees' discretion. Options granted under the Directors' Plan must be nonstatutory options. In August 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). A total of 300,000 shares were reserved for issuance under the 1997 Plan. Options granted under the 1997 Plan must be nonstatutory stock options. Options are generally granted at an exercise price (as determined by the compensation committee) equal to an amount of not less than the fair value per share on the date of and become exercisable pursuant to the applicable terms of the grant. The term of any option shall not be greater than ten years from the date of grant.

Information relative to stock option activity under all plans is as follows:

                                                                                   OUTSTANDING OPTIONS
                                                           -----------------------------------------------------------------
                                                                                                               AGGREGATE
                                          AVAILABLE               NUMBER          WEIGHTED-AVERAGE             EXERCISE
                                          FOR GRANT             OF SHARES          EXERCISE PRICE                PRICE
                                    -------------------    -----------------    -------------------     --------------------
Balance at December 31, 1994                    410,536              478,572                 $ 1.54              $   739,322
 Authorized.........................            950,000                   --                     --
 Granted............................           (388,400)             388,400                   8.27                3,211,200
 Canceled...........................             15,725              (15,725)                  4.34                  (68,282)
 Exercised..........................                 --              (44,477)                  0.86                  (38,145)
 Expired in 1987 Plan...............           (111,361)                  --                     --                       --
                                    -------------------    -----------------                            --------------------
Balance at December 31, 1995                    876,500              806,770                   4.76                3,844,095
 Granted............................           (463,500)             463,500                  13.85                6,421,700
 Canceled...........................             38,376              (72,996)                  9.93                 (724,720)
 Exercised..........................                 --             (166,045)                  1.43                 (237,553)
                                    -------------------    -----------------                            --------------------
Balance at December 31, 1996                    451,376            1,031,229                   9.02                9,303,522
 Authorized.........................            300,000                   --                     --                       --
 Granted............................           (515,342)             515,342                   7.86                4,049,417
 Canceled...........................             56,116              (59,411)                 12.45                 (739,954)
 Exercised..........................                 --             (123,555)                  2.13                 (263,559)
                                    -------------------    -----------------                            --------------------
Balance at December 31, 1997                    292,150            1,363,605                 $ 9.06              $12,349,426
                                    ===================    =================                            ====================

       Options generally vest over a period of four years, up to a maximum of
5.5 years. Certain options granted in 1995 and 1997 have accelerated vesting positions. At December 31, 1997 and 1996, approximately 514,656 and 450,064, respectively, of the outstanding options were exercisable.

The following table summarizes information about options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                                                  OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------     -----------------------------------------
                                                WEIGHTED AVERAGE
 RANGE OF                        NUMBER            REMAINING        WEIGHTED AVERAGE        NUMBER EXERCISABLE    WEIGHTED AVERAGE
EXERCISE PRICES                OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE             AT 12/31/97        EXERCISE PRICE

-------------------------------------------------------------------------------------     -----------------------------------------
$1.875-5.75                          228,201                  1.33             $ 2.71                    202,350             $ 2.45
7.375                                428,771                  9.66               7.38                     10,337               7.38
7.50-12.25                           351,637                  5.25              10.09                    180,646               9.63
12.625-15.50                         354,996                  8.47              14.14                    121,323              14.10
$1.875-15.50                       1,363,605                  6.82             $ 9.06                    514,656             $ 7.82
                     =======================                                              ======================

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation cost has been recognized for stock options granted in 1997, 1996 and 1995 with exercise prices equal to the fair value of the Company's common stock on the date of grant. Had compensation cost for the Company's stock option and purchase plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                       1997                     1996                    1995
                                                              --------------------     -------------------     -------------------
     Net loss - as reported (in thousands)................                $(19,396)               $(12,879)                $(7,106)
     Net loss - pro forma (in thousands)..................                $(21,414)               $(14,227)                $(7,578)
     Basic and diluted net loss per share - as reported...                $  (1.55)               $  (1.04)                $ (0.89)
     Basic and diluted net loss per share - pro forma.....                $  (1.71)               $  (1.15)                $ (0.95)

          Due to FAS No. 123 being applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

          The weighted average fair value of each option granted in 1997, 1996 and 1995 is $6.31, $8.27 and $4.74 respectively, estimated using the Black-Scholes Multiple option-pricing model with the following weighted-average assumptions:

                                                                                  1997                   1996                1995
                                                                          -----------------       ---------------     --------------
--
 Expected volatility..................................................                .8068                 .5318        .5318
 Risk-free interest rate..............................................                 6.06%                 6.04%        5.85%
 Weighted-average expected life.......................................                 4.53                  4.46         4.46
 Dividend yield.......................................................                   --                    --           --

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

Stock Purchase Plan

          In June 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. Employees purchased 25,289 and 15,913 shares in 1997 and 1996, respectively.

          Under the Company's predecessor plan (the "1987 Purchase Plan"), the Company sold 217,193, 105,533, and 346,302 shares of common stock at $1.875, $0.375, and $0.625 per share, respectively, to employees in exchange for notes that bear interest at 3.7% to 7.4% and are payable at various dates in 1998, 1999 and 2000. The Company has the option to repurchase unvested shares, upon termination of employment, at the original issuance price per share. Shares vest over a period of four years. At December 31, 1997, there were no shares of common stock subject to repurchase.

COMMON STOCK RESERVED FOR ISSUANCE

        The Company has reserved shares of common stock for the following at December 31, 1997:

Exercises under the 1987 Stock Option Plan.........................................                   407,161
Purchases under the 1995 Employee Stock Purchase Plan..............................                   158,798
Exercises under the 1995 Stock Option Plan.........................................                   798,594
Exercises under the 1995 Directors Option Plan.....................................                   150,000
Exercises under the 1997 Stock Option Plan.........................................                   300,000
Conversion of undesignated preferred stock.........................................                 2,000,000
                                                                                      -----------------------
                                                                                                    3,814,553
                                                                                      =======================

STOCKHOLDER RIGHTS PLAN

         On August 18, 1997, the Company's Board of Directors adopted a Stockholders' Rights Plan (the "Rights Plan"). In conjunction with the Rights Plan, the Board of Directors declared a dividend of one right ("Right") to purchase one one-hundredth of a share of preferred stock on each share of common stock. Under the terms of the Rights Plan, the Rights become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a Tender Offer that would result in ownership by a person or group of 20% or more of the Company's common stock, subject to certain exceptions. Each Right has an exercise price of $60.00 and, in certain circumstances, may become exercisable or exchangeable for consideration. Each Right, following the time the Rights become exercisable, may be redeemed for $0.01 at the option of the Board of Directors.

7.   INCOME TAXES

         Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1997, 1996 and 1995.

         A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the provision for income tax at the effective tax rate is as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                             1997                      1996                      1995
                                                   ----------------------    ----------------------    ----------------------
                                                                                    (IN THOUSANDS)
Income tax benefit computed at the federal
 statutory rate....................................               $(6,595)                  $(4,379)                  $(2,416)
Operating losses not utilized......................                 6,595                     4,379                     2,416
                                                   ----------------------    ----------------------    ----------------------
                                                     $        --               $        --               $        --
                                                   ======================    ======================    ======================

       As of December 31, 1997, the Company has federal, state and French net operating loss carryforwards of approximately $39.0 million, $8.0 million and $2.0 million, respectively, that will expire in fiscal years 2001 through 2012, if not utilized. The Company also has federal and state research and experimentation credit carryforwards of approximately $1.0 million and $0.7 million, respectively, that will expire in fiscal years 2001 through 2012, if not utilized.

       Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions. The Company believes the annual limitation, if any, will not be material.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                               DECEMBER 31,
                                                              -------------------------------------------
                                                                         1997                  1996
                                                              -------------------------------------------
                                                                              (IN THOUSANDS)
Deferred tax assets:
Net operating loss carryforwards..............................               $ 15,186           $   6,366
Capitalized research costs....................................                  8,772              10,090
Research credit carryforwards.................................                  1,535               1,109
Other.........................................................                    506                 386
                                                              -------------------------------------------

Total deferred tax assets.....................................                 25,999              17,951
Valuation allowance...........................................                (25,999)            (17,951)
                                                              -------------------------------------------
Net deferred tax assets.......................................  $                 --            $     --
                                                              ===========================================

      The deferred tax asset valuation allowance increased $8,048,000, $5,108,000 and $3,001,000 in 1997, 1996 and 1995, respectively.

                               KERAVISION, INC.

                               INDEX TO EXHIBITS



Exhibit
NUMBER    DESCRIPTION
------    -----------
10.6      1995 Stock Plan, as amended

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

10.15     Promissory Note dated November 7, 1993, executed by Mark
          Fischer-Colbrie in favor of the Registrant and all amendments thereto

10.16     Promissory Notes, dated March 8, 1988, March 8, 1988, March 8, 1989,
          October 30, 1991, and November 7, 1993, executed by Darlene Crockett-
          Billig in favor of the Registrant and all amendments thereto

10.22     1997 Employee Stock Option Plan

10.23 Form of Change of Control Agreement entered into between Registrant and Chief executive officer in May 1997.

10.24 Form of Change of Control Agreements entered into between Registrant and executive officers in May 1997.

23.1      Consent of Ernst & Young LLP, Independent Auditors

24.1      Power of Attorney (See Page 35 of this Report).

27        Financial Data Schedule