Form 10-Q
period 1998-03-31
KERAVISION INC /CA/
filed 1998-05-12
CIK 946154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended March 31, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from_______to_________


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

     As of April 30, 1998 there were 12,668,950 shares of Common Stock outstanding.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION (unaudited)


   Item 1.   Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997

             Condensed Consolidated Statements of Operations for the three-month periods ended
             March 31, 1998 and 1997

             Condensed Consolidated Statements of Cash Flows for the three-month periods ended
             March 31, 1998 and 1997

             Notes to Condensed Consolidated Financial
             Statements

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings

   Item 2.   Changes in Securities

   Item 3.   Defaults upon Senior Securities

   Item 4.   Submission of Matters to a Vote of Security Holders

   Item 5.   Other Items

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands)

                                                      March 31,    December 31,
                                                      1998         1997
                                                      -----------  -----------
                                                      (Unaudited)   (Note 1)
                     ASSETS
Current assets:
  Cash and cash equivalents..........................     $3,475       $2,574
  Available-for-sale investments.....................      5,828       11,539
  Prepaid expenses and other current assets..........      1,183        1,265
                                                      -----------  -----------
Total current assets.................................     10,486       15,378
                                                      -----------  -----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment.............      3,665        3,298
  Office furniture and fixtures......................        585          586
  Leasehold improvements.............................        395          383
                                                      -----------  -----------
                                                           4,645        4,267
Accumulated depreciation and amortization............     (2,561)      (2,398)
                                                      -----------  -----------
  Net property and equipment.........................      2,084        1,869
Other assets.........................................         98           98
                                                      -----------  -----------
Total assets.........................................    $12,668      $17,345
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................     $1,543       $1,089
  Accrued payroll and related expenses...............        647          489
  Accrued clinical trial costs.......................      1,362        1,211
  Other accrued liabilities..........................        271          414
  Current portion of capital lease obligations.......        394          355
                                                      -----------  -----------
Total current liabilities............................      4,217        3,558

Capital lease obligations............................        870          850

Commitments and contingencies

Stockholders' equity:
  Common stock.......................................         13           13
  Additional paid-in capital.........................     76,681       76,540
  Deferred compensation..............................       (142)        (179)
  Accumulated deficit................................    (68,168)     (62,634)
  Notes receivable from stockholders.................       (803)        (803)
                                                      -----------  -----------
Total stockholders' equity...........................      7,581       12,937
                                                      -----------  -----------
Total liabilities and stockholders' equity...........    $12,668      $17,345
                                                      ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                            Three Months Ended
                                                March 31,
                                           -------------------
                                           1998      1997
                                           --------- ---------
Net sales...........................           $152       $56

Costs and expenses:
   Cost of sales and manufacturing
    expenses........................            961       770
   Research and development.........          2,903     2,373
   Selling, general and
      administrative................          1,911     1,379
                                           --------- ---------
Total costs and expenses............          5,775     4,522
                                           --------- ---------
Operating loss......................         (5,623)   (4,466)

Interest income, net................             93       373
                                           --------- ---------
 Net Loss...........................        ($5,530)  ($4,093)
                                           ========= =========

Basic and diluted net loss per
 common share.......................         ($0.44)   ($0.33)
                                           ========= =========
Shares used in calculation of
 net loss per common share..........         12,636    12,457

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (In thousands, unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
Cash flows from operating activities:
 Net Loss................................................    ($5,530)  ($4,093)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization.........................        163       168
   Amortization of deferred compensation.................         37        37
     Other current assets................................         82      (554)
     Accounts payable....................................        454      (228)
     Accrued liabilities.................................        166       451
                                                            --------- ---------
    Total adjustments....................................        902      (126)
                                                            --------- ---------
    Net cash used in operating activities................     (4,628)   (4,219)
                                                            --------- ---------

Cash flows from investing activities:
 Purchases of available-for-sale investments.............     (2,404)   (5,783)
 Sales of available-for-sale investments.................      8,111     3,185
 Maturities of available-for-sale investments............        --      3,999
 Capital expenditures....................................       (378)     (266)
 Other assets............................................        --          2
                                                            --------- ---------
    Net cash provided by investing activities............      5,329     1,137
                                                            --------- ---------

Cash flows from financing activities:
 Principal payments under capital lease obligations......       (121)      (79)
 Proceeds from sales-leaseback of capital equipment......        180       --
 Proceeds from issuance of equity securities, net
   of repurchases........................................        141       131
                                                            --------- ---------
    Net cash provided by financing activities............        200        52
                                                            --------- ---------
Net increase (decrease) in cash and cash equivalents.....        901    (3,030)

Cash and cash equivalents at the beginning of the period.      2,574     8,291
                                                            --------- ---------
Cash and cash equivalents at the end of the period.......     $3,475    $5,261
                                                            ========= =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.

Notes to Condensed Consolidated Financial Statements, (unaudited)

1.      Basis of Presentation

        The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of March 31,1998, the statements of cash flows for the three-month periods ended March 31,1998 and 1997 and the statements of operations for the three-month periods ended March 31,1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. The accompanying condensed consolidated balance sheet at December 31, 1997 is derived from audited financial statements at that date.

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

3.      Net Loss Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128). Due to the Company's net loss in all periods presented, net loss per share includes only weighted average shares outstanding. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements.

3.      Comprehensive Income

        As of January 1, 1998, the Company adopted Statement No. 130,
"Reporting Comprehensive Income".   Statement No. 130 establishes new
rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the
Company's net income or shareholders' equity.   Statement No. 130
requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Total comprehensive income was not significant during the periods ended March 31, 1998 and 1997.

4.      Available-for-sale investments

        The Company's available-for-sale investments at March 31,1998 were composed of the following (in thousands):

                                                   Gross      Estimated
                                                Unrealized      Fair
                                      Cost         Gain         Value
                                   -----------  -----------  -----------
Certificate of deposit.........          $660       $  --          $660
U.S. Treasury bills & other
 government agency
 obligations...................           729          --           729

Corporate debt securities......         4,414           25        4,439
                                   -----------  -----------  -----------
Available-for-sale
 investments...................        $5,803          $25       $5,828
                                   ===========  ===========  ===========


         All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the periods ended March 31,1998 and 1997.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Management believes that all of the assumptions used in the preparation of financial statements contained in this Quarterly Report are reasonable and have a reasonable basis. Actual results could differ from these estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I --
Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

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

        The Company is currently conducting a Phase III trial for the KeraVision Ring in the United States for myopia in the range of -1.0 to -3.5 diopters and a Phase II trial for myopia in the range of -3.5 to -
5.0 diopters. The Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries.

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

        There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. Although the Company does have approval to sell product in the European Union, there can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or other government agencies or the approvals that the Company has obtained will not be withdraw. There can also be no assurance that the KeraVision Ring or any other product developed by the Company, if any, will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the KeraVision Ring or any other products, if developed, or ever achieve profitable operations.

Results of Operations

        Three Months Ended March 31,1998 and 1997

        Net revenues for the quarter ended March 31, 1998 increased to $152,000 from $56,000 for the same period in the previous year as a result of increased unit shipments. Sales were concentrated in Germany and France where the Company has focused its market development efforts following European Union approval of the KeraVision Ring in November 1996.

        Cost of sales exceeded revenues, reflecting currently low production volumes and certain fixed costs associated with the Company's higher volume manufacturing capabilities.

        Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended March 31, 1998 were $2.9 million, an increase of $0.5 million from the three-month period ended March 31, 1997. The increase in expenses is attributable to applications for patent coverage for KeraVision technologies and instruments and expenditures associated with the United States clinical trials. Management expects research and development expenses to continue to increase, as clinical trials continue in Europe and the United States.

        Selling, general and administrative expenses of $1.9 million were incurred in the three-month period ended March 31, 1998, an increase of $0.5 million from the $1.4 million incurred in the comparable prior year period. The increase was primarily due to market-development investments in Europe, Canada and the Far East.

        The Company recorded $0.1 million of net interest income for the three-month period ended March 31, 1998, as compared to $0.4 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss of $5.5 million for the three-month period ended March 31,1998, increased $1.4 million from the $4.1 million reported in the comparable prior year period. The Company believes that its net loss may significantly increase in future periods.

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

        The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. The Company completed an initial public offering of its Common Stock on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Prior to the initial public offering, the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities for the first three months of 1998 has increased to $4.6 million from $4.2 million in the same period of the prior year, reflecting increasing net losses principally related to increased selling, general and administrative and research and development expenditures. Cash, cash equivalents and available-for-sale investments decreased to $9.3 million at March 31, 1998 from $14.1 million at December 31, 1997. Capital expenditures increased from $0.3 million in the first quarter of 1997 to $0.4 million in the first quarter of 1998.

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

Forward Looking Statements

        The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to (i) slower than anticipated market acceptance of the KeraVision Ring and challenges associated with creating a market for a new products in the European
Union and the United States, (ii) significant unforeseen delays in the FDA or foreign regulatory approval processes, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring,
(iv) the FDA's failure to schedule advisory review panels, (v) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (vi) complications relating to the KeraVision Ring, the surgical procedure to insert the KeraVision Ring or use of the KeraVision Ring, (vii) competitive products and technology and (viii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in
Item 1 of the Company's Form 10-K for the year ended December 31, 1997 and in other filings made with the Securities and Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Items

        Not applicable


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

        10.25 Promissory Notes, dated April 1, 1998, executed by Thomas Loarie in favor of the Registrant.

        10.26 Promissory Note, dated April 1, 1998, executed by Mark Fischer-Colbrie in favor of the Registrant.

        10.27 Promissory Note, dated April 1, 1998, executed by Thomas Silvestrini in favor of the Registrant.

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



Date:   May 12, 1998