Form 10-Q
period 1998-06-30
KERAVISION INC /CA/
filed 1998-08-11
CIK 946154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended June 30, 1998.

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

     As of August 6, 1998 there were 12,700,470 shares of Common Stock outstanding.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION (unaudited)


   Item 1.   Condensed Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997

             Condensed Consolidated Statements of Operations for the three-month and six-month periods
             June 30, 1998 and 1997

             Condensed Consolidated Statements of Cash Flows for the six-month periods ended
             June 30, 1998 and 1997

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

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands)

                                                       June 30,     December 31,
                                                       1998         1997
                                                       -----------  -----------
                                                       (Unaudited)   (Note 1)
                     ASSETS
Current assets:
  Cash and cash equivalents..........................      $7,262       $2,574
  Available-for-sale investments.....................      13,946       11,539
  Prepaid expenses and other current assets..........         913        1,265
                                                       -----------  -----------
Total current assets.................................      22,121       15,378
                                                       -----------  -----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment.............       3,656        3,298
  Office furniture and fixtures......................         587          586
  Leasehold improvements.............................         621          383
                                                       -----------  -----------
                                                            4,864        4,267
Accumulated depreciation and amortization............      (2,743)      (2,398)
                                                       -----------  -----------
  Net property and equipment.........................       2,121        1,869
Other assets.........................................          98           98
                                                       -----------  -----------
Total assets.........................................     $24,340      $17,345
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................      $2,633       $1,089
  Accrued payroll and related expenses...............         525          489
  Accrued clinical trial costs.......................       1,234        1,211
  Other accrued liabilities..........................         251          414
  Current portion of capital lease obligations.......         394          355
                                                       -----------  -----------
Total current liabilities............................       5,037        3,558

Capital lease obligations............................         770          850
Redeemable convertible series B preferred stock            16,760          --
Commitments and contingencies

Stockholders' equity:
  Common stock.......................................          13           13
  Additional paid-in capital.........................      79,339       76,540
  Deferred compensation..............................        (105)        (179)
  Accumulated deficit................................     (76,465)     (62,634)
  Notes receivable from stockholders.................      (1,009)        (803)
                                                       -----------  -----------
Total stockholders' equity...........................       1,773       12,937
                                                       -----------  -----------
Total liabilities and stockholders' equity...........     $24,340      $17,345
                                                       ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                            Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                           -------------------  -------------------
                                           1998      1997       1998      1997
                                           --------- ---------  --------- ---------
Net sales...........................           $112      $114       $264      $170

Costs and expenses:
   Cost of sales and manufacturing
    expenses........................            989       974      1,949     1,744
   Research and development.........          3,113     3,033      6,016     5,406
   Selling, general and
      administrative................          1,740     1,700      3,652     3,079
                                           --------- ---------  --------- ---------
Total costs and expenses............          5,842     5,707     11,617    10,229
                                           --------- ---------  --------- ---------
Operating loss......................         (5,730)   (5,593)   (11,353)  (10,059)

Interest income, net................             86       295        179       668
                                           --------- ---------  --------- ---------
 Net Loss...........................        ($5,644)  ($5,298)  ($11,174)  ($9,391)

Deemed dividend on preferred stock           (2,611)     --       (2,611)      --
                                           --------- ------------------------------
Net loss applicable to Common Stockholders  ($8,255)  ($5,298)  ($13,785)  ($9,391)
                                           ========= =========  ========= =========
Basic and diluted net loss per share
 applicable to Common Stockholders..         ($0.65)   ($0.42)    ($1.09)   ($0.75)
                                           ========= =========  ========= =========
Shares used in calculation of
 net loss per share.................         12,673    12,532     12,655    12,495

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (In thousands, unaudited)

                                                             Six  Months Ended
                                                                June 30,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
Cash flows from operating activities:
 Net Loss................................................   ($11,174)  ($9,391)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization.........................        345       328
   Issuance of stockholders' notes.......................       (251)       --
   Forgiveness of stockholders' notes....................         45        --
   Amortization of deferred compensation.................         74        74
     Prepaid expenses and other current assets...........        352      (338)
     Accounts payable....................................      1,544         5
     Other accrued liabilities...........................       (104)      428
                                                            --------- ---------
    Total adjustments....................................      2,005       497
                                                            --------- ---------
    Net cash used in operating activities................     (9,169)   (8,894)
                                                            --------- ---------
Cash flows from investing activities:
 Purchases of available-for-sale investments.............    (17,226)  (15,493)
 Sales of available-for-sale investments.................     12,572     7,156
 Maturities of available-for-sale investments............      2,201    16,149
 Capital expenditures....................................       (597)     (395)
                                                            --------- ---------
    Net cash provided by (used in) investing activities..     (3,050)    7,417
                                                            --------- ---------
Cash flows from financing activities:
 Principal payments under capital lease obligations......       (221)     (201)
 Proceeds from sales-leaseback of capital equipment......        180       495
 Proceeds from issuance of equity securities, net
   of repurchases........................................        268       280
 Proceeds from issuance of redeemable convertible
   Series B..............................................     18,000        --
 Fees incurred to obtain additional financing............     (1,320)       --
                                                            --------- ---------
    Net cash provided by financing activities..               16,907       574
                                                            --------- ---------
Net increase (decrease) in cash and cash equivalents.....      4,688      (903)

Cash and cash equivalents at the beginning of the period.      2,574     8,291
                                                            --------- ---------
Cash and cash equivalents at the end of the period.......     $7,262    $7,388
                                                            ========= =========
Supplemental disclosure of non-cash financing activities:

Accrued dividends to preferred stock.....................     $2,597        --
                                                            ========= =========
Accretion related to preferred stock.....................        $14        --
                                                            ========= =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.

Notes to Condensed Consolidated Financial Statements, (unaudited)

1.      Basis of Presentation

        The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of June 30, 1998, the statements of cash flows for the six-month periods ended June 30, 1998 and 1997 and the statements of operations for the three and six-month periods ended June 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. The accompanying condensed consolidated balance sheet at December 31, 1997 is derived from audited financial statements at that date.

        Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.      Financing

        On June 12, 1998, the Company issued 562,500 shares of the Company's Series B Convertible Preferred Stock (the "Series B Shares") at $32.00 per share. The Series B Shares are entitled to receive quarterly dividends at the rate of seven percent (7%) per annum, payable, at the election of the Company, in either cash or additional Series B Shares, as described in the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (the "Certificate of Designation"). Each Series B Share is convertible into four shares of Common Stock at $8.00 per share. The Series B Shares are convertible at the Company's option after two years if the price of the Company's Common Stock exceeds $16.00 per share.
The conversion rate is subject to adjustment in the event of certain circumstances described in the Certificate of Designation, including if the then-current value of the Common Stock is below $8.00 per share on
June 12, 2000.  The   Series B Shares are redeemable at the option of
the holders after five (5) years. The cumulative quarterly dividends as of June 30, 1998 were approximately $66,000.

3.      Net Loss Per Common Share

        Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the period ended June 30, 1998, preferred dividends, including the difference, at the date of issuance, between the market value of the Company's common stock and conversion price of the Company's Series B Convertible Preferred Stock of $2.5 million (See Note 2), are added to the net loss to arrive at net loss applicable to common stockholders.

4.      Comprehensive Income

        As of January 1, 1998, the Company adopted Statement No. 130,
"Reporting Comprehensive Income".   Statement No. 130 establishes new
rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the
Company's net income or stockholders' equity.   Statement No. 130
requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Total comprehensive income was not significant during the periods ended June 30, 1998 and 1997.


5.      Available-for-sale investments

          The Company's available-for-sale investments at June 30, 1998 were composed of the following (in thousands):

                                                   Gross      Estimated
                                                Unrealized      Fair
                                      Cost         Gain         Value
                                   -----------  -----------  -----------
Certificate of deposit.........          $159       $  --          $159
Reverse repurchase agreement...         4,030          --         4,030
Corporate debt securities......         9,750            7        9,757
                                   -----------  -----------  -----------
Available-for-sale
 investments...................       $13,939           $7      $13,946
                                   ===========  ===========  ===========

                All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the periods ended June 30, 1998 and 1997.

6.      Use of Estimates

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -
Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

Overview

        Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Ring and related technology. Although the Company recorded its first revenue in the quarter ended December 31, 1996, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1999 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not significantly accelerate in the foreseeable future.
Furthermore, the Company expects its expenses to increase as its marketing and sales and certain other areas continue to increase.

        The Company is currently conducting Phase III trials for the KeraVision Ring in the United States and has completed patient enrollment for myopia in the range of -1.0 to -3.5 diopters. The Company is currently enrolling patients in the range of -0.5 and -1.0 diopters and -3.5 to -5.0 diopters in the Phase III trial. The Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries. In May 1998, regulatory approval was received in Canada to sell product in the range of -1.0 to -5.0 diopters.

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

        There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for the KeraVision Ring are complete, there can be no assurance that the KeraVision Ring will perform in the manner anticipated. Although the Company does have approval to sell product in the European Union and Canada, there can be no assurance that the KeraVision Ring will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or other government agencies or that the approvals that the Company has obtained will not be withdrawn. There can also be no assurance that the KeraVision Ring or any other product developed by the Company, if any, will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of the KeraVision Ring or any other products, if developed, or ever achieve profitable operations.

Results of Operations

        Three Months Ended June 30, 1998 and 1997

        Revenues for the quarter ended June 30, 1998 totaled $112,000 on the sales of KeraVision Ring and related instruments compared to $114,000 for the same quarter in the previous year. During the quarter, the Company initiated its first shipments to Canada following regulatory approval in May 1998.

        Cost of sales and manufacturing expenses of $1.0 million, exceeded revenues, reflecting currently low production volumes and certain fixed costs associated with the Company's manufacturing capabilities and investment in its quality system.

        Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended June 30, 1998 were $3.1 million, an increase of $0.1 million from the three-month period ended June 30, 1997. The increase is primarily attributable to expenses related to patent coverage for KeraVision technology.

        Selling, general and administrative expenses in total remained unchanged from the prior period a year ago. An increase in sales and marketing expenses associated with market-development investments in Canada were offset by a decrease in expenditures in general and administrative functions.

        The Company recorded $0.1 million of net interest income for the three-month period ended June 30, 1998, as compared to $0.3 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss for the quarter was $5.6 million versus $5.3 million for the same quarter in 1997. The net loss per share applicable to common stockholders was 65 cents. This per share calculation includes the effect of a deemed dividend of $2.6 million to preferred stockholders as part of the recently completed Series B Preferred Stock financing. (See Note 2 to "Notes to Consolidated Financial Statements"). The Company believes that its net loss may significantly increase in future periods.

        Six Months Ended June 30, 1998 and 1997

        Revenue increased by $94,000 to $264,000 for the six-month period ended June 30, 1998 compared to $170,000 for the six-month period ended June 30, 1997. Although sales for the six-month period were primarily concentrated in Germany and France, the Company initiated its first product shipments to Canada following regulatory approval in May 1998.

        Research and development expenses for the six-month period ended June 30, 1998 were $6.0 million, an increase of $0.6 million from the comparable six-month period in the prior year. This increase was due to higher expenses related to continued investments in patent coverage.

        Selling, general and administrative expenses for the six-month periods ended June 30, 1998 and 1997 were $3.7 million and $3.1 million, respectively. The increase in selling, general and administrative expenses is primarily the result of increased marketing efforts relating to European commercialization and to market-development investments, including in Canada.

        The Company recorded $0.2 million of net interest income for the six-month period ended June 30, 1998, as compared to $0.7 million for the same period in 1997. Interest income decreased during the period due to lower average cash and investment balances. The net loss for the six-month period ended June 30, 1998 was $11.2 million, an increase of $1.8 million over the loss of $9.4 million in the same period of the prior year. The Company believes that its net loss may significantly increase in future periods.

Liquidity and Capital Resources

        The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. On June 12, 1998, the Company completed the sale of Series B Convertible Preferred Stock with gross proceeds to the Company of $18 million. The Company completed an initial public offering of its Common Stock on August 2, 1995, from which it realized net proceeds (after underwriting discounts and expenses) of $44.4 million. Prior to the initial public offering, the Company had raised approximately $29.5 million from the sale of preferred stock, related warrants and common stock. Cash used in operating activities for the first six months of 1998 has increased to $9.2 million from $8.9 million in the same period of the prior year, reflecting increasing net losses principally related to increased selling, general and administrative and research and development expenditures. Cash, cash equivalents and available-for-sale investments increased to $21.2 million at June 30, 1998 from $14.1 million at December 31, 1997, primarily as a result of the sale of Series B Convertible Preferred Stock. Capital expenditures for the first six months of 1997 and 1998 were $0.4 million and $0.6 million, respectively.

        The Company expects to continue to incur substantial expenses in support of additional research and development and sales and marketing activities, including cost of clinical studies, manufacturing costs, and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and available-for-sale investments will enable it to maintain its current operations through at least December 1998.

        The Company's cash requirements may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. As a result, the Company will need to raise additional funds in the form of equity or debt financing to fund its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary.

Year 2000

        Based on a recent assessment, the Company determined that it will be required to modify a small portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company determined that most of its currently employed software is already Year 2000 compliant. The Company presently believes that, with the required slight modification, the Year 2000 issue will not pose significant operational problems for its computer systems and that the costs of addressing this issue will not have a material adverse impact on the Company's financial position.

        The Company has initiated communications with key suppliers to determine to the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is currently communicating with suppliers and customers to determine their exposure to the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will converted in a timely fashion and would not have an adverse effect on the Company's systems.

Forward Looking Statements

        The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to (i) slower than anticipated market acceptance of the KeraVision Ring and challenges associated with creating a market for a new products in the European
Union and the United States, (ii) significant unforeseen delays in the FDA or foreign regulatory approval processes, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring,
(iv) the FDA's failure to schedule advisory review panels, (v) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (vi) complications relating to the KeraVision Ring, the surgical procedure to insert the KeraVision Ring or use of the KeraVision Ring, (vii) competitive products and technology and (viii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in
Item 1 of the Company's Form 10-K for the year ended December 31, 1997, in the Company's Registration Statement on Form S-3 filed on July 13,
1998 and in other filings made with the Securities and Exchange
Commission.

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

Item 2. Changes in Securities

(a) Securities Sold. On June 12, 1998, the Company issued and sold 562,500 shares of the of the Company's Series B Convertible Preferred Stock
(the "Series B Shares").

(b)  Underwriter and Other Purchasers.   There were no
underwriters for the sale of the Series B Shares.  The
Series B Shares were sold in a private placement to a group of accredited investors. Cowen & Company acted as placement agent.

(c)     Consideration.   The Series B Shares were sold at $32
per share, with gross proceeds to the Company of $18 million. The Company estimates that the aggregate fees and expenses associated with the private placement of the Series B Shares were $1,355,000.

(d)     Exemption from Registration Claimed.   The private
placement of the Series B Shares was exempt from registration under the Securities Act of 1993, as amended, pursuant to Rule 506 of Regulation D promulgated by the SEC.

(e)     Terms of Conversion or Exercise.   Each Series B Share
is convertible into four shares of Common Stock at $8.00 per share. The Series B Shares are convertible at the Company's option after two years if the price of the Company's Common Stock exceeds $16.00 per share. The conversion rate is subject to adjustment in the event of certain circumstances described in the Certificate of Designation or Rights, Preferences and
Privileges of Series B Convertible Preferred Stock, including if the then-current value of the Common
Stock is  below $8.00 per share on June 12, 2000.  The
Series B Shares are redeemable at the option of the holders after five (5) years.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

1. The 1998 Annual Meeting of Stockholders of the Company was held pursuant to notice at 1:00 p.m., Pacific time on May 4, 1998 at the Embassy Suites, 901 East
Calaveras Blvd., Milpitas, California. There were present at the meeting, in person or represented by the proxy, the holders of 11,370,595 shares of Common
Stock. The matters voted on at the meeting and the votes cast are as follows:

(a) As listed below, all of Management's nominees for Class III Directors were elected at the meeting:


Name of Nominee

No. of Common
Votes in Favor

No. of Common
Votes Withheld

John R. Gilbert

11,298,203

72,392

Thomas M. Loarie

11,298,495

72,100


(b)     Approval of the Amendment to the 1995 Stock Option
Plan was ratified and approved with 10,912,921 Common shares voting in favor, 428,142 Common shares voting against and 29,532 Common shares abstaining.

(c) The appointment of Ernst & Young, LLP as independent public accountants of the Company for the fiscal year ending December 31, 1998 was ratified and approved with 11,351,975 Common hares voting in favor, 8,275
Common shares voting against and 10,345 Common shares abstaining.

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

        KERAVISION, INC.



        /s/Mark Fischer-Colbrie
        Mark Fischer-Colbrie
        Vice President, Finance and
Administration
                and Chief Financial Officer
        (Principal Financial and
Accounting Officer)



Date:  August 11, 1998