Form 10-Q
period 1998-09-30
KERAVISION INC /CA/
filed 1998-11-12
CIK 946154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1998.

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

     As of November 6, 1998 there were 12,748,179 shares of Common Stock outstanding.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION (unaudited)


   Item 1.   Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997

             Condensed Consolidated Statements of Operations for the three-month and nine-month periods
             September 30, 1998 and 1997

             Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
             September 30, 1998 and 1997

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

   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands)

                                                        September 30,December 31,
                                                        1998         1997
                                                        -----------  -----------
                                                        (Unaudited)   (Note 1)
                     ASSETS
Current assets:
  Cash and cash equivalents..........................       $3,250       $2,574
  Available-for-sale investments.....................       10,580       11,539
  Prepaid expenses and other current assets..........        1,049        1,265
                                                        -----------  -----------
Total current assets.................................       14,879       15,378
                                                        -----------  -----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment.............        3,664        3,298
  Office furniture and fixtures......................          597          586
  Leasehold improvements.............................          622          383
                                                        -----------  -----------
                                                             4,883        4,267
Accumulated depreciation and amortization............       (2,918)      (2,398)
                                                        -----------  -----------
  Net property and equipment.........................        1,965        1,869
Other assets.........................................          122           98
                                                        -----------  -----------
Total assets.........................................      $16,966      $17,345
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable...................................       $1,213       $1,089
  Accrued payroll and related expenses...............          696          489
  Accrued clinical trial costs.......................        1,352        1,211
  Other accrued liabilities..........................          267          414
  Current portion of capital lease obligations.......          394          355
                                                        -----------  -----------
Total current liabilities............................        3,922        3,558

Capital lease obligations............................          667          850
Redeemable convertible series B preferred stock             17,106

Commitments and contingencies

Stockholders' equity:
  Common stock.......................................           13           13
  Additional paid-in capital.........................       79,383       76,540
  Deferred compensation..............................          (67)        (179)
  Accumulated deficit................................      (82,525)     (62,634)
  Notes receivable from stockholders.................       (1,533)        (803)
                                                        -----------  -----------
Total stockholders' equity (Net capital deficiency)..       (4,729)      12,937
                                                        -----------  -----------
Total liabilities and stockholders'
   equity (Net capital deficiency)...................      $16,966      $17,345
                                                        ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                            Three Months Ended   Nine Months Ended
                                                September 30,        September 30,
                                           -------------------  -------------------
                                           1998      1997       1998      1997
                                           --------- ---------  --------- ---------
Net sales...........................           $239       $91       $503      $261

Costs and expenses:
   Cost of sales and manufacturing
    expenses........................          1,155       843      3,104     2,588
   Research and development.........          2,839     2,596      8,855     8,002
   Selling, general and
      administrative................          2,129     1,485      5,781     4,563
                                           --------- ---------  --------- ---------
Total costs and expenses............          6,123     4,924     17,740    15,153
                                           --------- ---------  --------- ---------
Operating loss......................         (5,884)   (4,833)   (17,237)  (14,892)

Interest income, net................            221       264        400       932
                                           --------- ---------  --------- ---------
 Net Loss...........................        ($5,663)  ($4,569)  ($16,837) ($13,960)

Quarterly dividend on preferred stock          (383)        0       (383)        0

Deemed dividend on preferred stock                0         0     (2,611)        0
                                           --------- ------------------------------
Net loss applicable to Common Shareholders  ($6,046)  ($4,569)  ($19,831) ($13,960)
                                           ========= =========  ========= =========
Basic and diluted net loss per share
 applicable to Common Shareholders..         ($0.48)   ($0.36)    ($1.57)   ($1.12)
                                           ========= =========  ========= =========
Shares used in calculation of
 net loss per share.................         12,686    12,555     12,655    12,515

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (In thousands, unaudited)

                                                             Nine  Months Ended
                                                                September  30,
                                                            -------------------
                                                            1998      1997
                                                            --------- ---------
Cash flows from operating activities:
 Net Loss................................................   ($16,837) ($13,960)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization.........................        520       492
   Expenses related to forgiveness of
     stockholders' notes.................................         45        --
   Amortization of deferred compensation.................        112       112
     Other current assets................................        216      (317)
     Accounts payable....................................        124        18
     Accrued liabilities.................................        201       614
                                                            --------- ---------
    Total adjustments....................................      1,218       919
                                                            --------- ---------
    Net cash used in operating activities................    (15,619)  (13,041)
                                                            --------- ---------

Cash flows from investing activities:
 Purchases of available-for-sale investments.............    (20,335)  (19,428)
 Sales of available-for-sale investments.................     19,033     9,139
 Maturities of available-for-sale investments............      2,201    18,608
 Issuance of stockholders' notes.......................         (775)       --
 Capital expenditures....................................       (616)     (490)
 Other assets............................................        (24)      (11)
                                                            --------- ---------
    Net cash provided by (used in) investing activities..       (516)    7,818
                                                            --------- ---------

Cash flows from financing activities:
 Principal payments under capital lease obligations......       (324)     (293)
 Proceeds from sales-leaseback of capital equipment......        180       495
 Proceeds from issuance of equity securities, net
   of repurchases........................................        312       312
 Proceeds from issuance of redeemable convertible
   Series B..............................................     18,000        --
 Fees incurred to obtain additional financing............     (1,357)       --

                                                            --------- ---------
    Net cash provided by financing activities..               16,811       514
                                                            --------- ---------
Net increase (decrease) in cash and cash equivalents.....        676    (4,709)

Cash and cash equivalents at the beginning of the period.      2,574     8,291
                                                            --------- ---------
Cash and cash equivalents at the end of the period.......     $3,250    $3,582
                                                            ========= =========
Supplemental disclosure of non-cash financing activities:

Accrued dividends to preferred stock.....................     $2,912        --
                                                            ========= =========
Accretion related to preferred stock.....................        $82        --
                                                            ========= =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.

Notes to Condensed Consolidated Financial Statements, (unaudited)

1.      Basis of Presentation


        The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of September 30, 1998, the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 and the statements of operations for the three and nine-month periods ended September 30, 1998 and 1997 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997. The accompanying condensed consolidated balance sheet at December 31, 1997 is derived from audited financial statements at that date.

        Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

2.      Financing

        On June 12, 1998, the Company issued 562,500 shares of the Company's Series B Redeemable Convertible Preferred Stock (the "Series B Shares") at $32.00 per share. The Series B Shares are entitled to receive quarterly dividends at the rate of seven percent (7%) per annum, payable, at the election of the Company, in either cash or additional Series B Shares, as described in the Certificate of Designation of Rights, Preferences and Privileges of Series B Redeemable Convertible Preferred Stock (the "Certificate of Designation"). Each Series B Share is convertible into four shares of Common Stock at $8.00 per share. The Series B Shares are convertible at the Company's option after two years if the price of the Company's Common Stock exceeds $16.00 per share.
The conversion rate is subject to adjustment in the event of certain circumstances described in the Certificate of Designation, including if the then-current value of the Common Stock is below $8.00 per share on June 12, 2000. The Series B Shares are redeemable at the option of the holders after five (5) years. The cumulative quarterly dividends as of September 30, 1998 were approximately $381,000.

3.      Net Loss Per Common Share

        Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the period ended September 30, 1998, preferred dividends, including the difference, at the date of issuance, between the market value of the Company's common stock and conversion price of the Company's Series B Redeemable Convertible Preferred Stock of $2.5 million (See Note 2), are added to the net loss to arrive at net loss applicable to common stockholders.

4.      Comprehensive Income

        As of January 1, 1998, the Company adopted Statement No. 130,
"Reporting Comprehensive Income".   Statement No. 130 establishes new
rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the
Company's net income or stockholders' equity.   Statement No. 130
requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Total comprehensive income was not significant during the periods ended September 30, 1998 and 1997.


5.  AVAILABLE-FOR-SALE INVESTMENTS

          The Company's available-for-sale investments at September 30, 1998 were composed of the following (in thousands):

                                                   Gross      Estimated
                                                Unrealized      Fair
                                      Cost         Gain         Value
                                   -----------  -----------  -----------
Certificate of deposit.........          $159       $  --          $159
Reverse repurchase agreement...         2,460                     2,460
Corporate debt securities......         7,950           11        7,961
                                   -----------  -----------  -----------
Available-for-sale
 investments...................       $10,569          $11      $10,580
                                   ===========  ===========  ===========

        All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the periods ended September 30, 1998 and 1997.

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

Overview

        Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Ring and related technology. Although the Company recorded its first revenue in the quarter ended December 31, 1996, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1999 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not significantly accelerate in the foreseeable future.
Furthermore, the Company expects its expenses to increase as its marketing and sales and certain other areas increase.

        The Company is currently conducting Phase III trials for the KeraVision Ring in the United States and has had an application accepted for filing by the FDA for myopia in the range of -1.0 to -3.5 diopters.
The Company has enrolled patients in the range of -0.5 and -1.0 diopters and -3.5 to -5.0 diopters in a Phase III trial. In a late 1996 the Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries. In May 1998, the Company received regulatory approval in Canada to sell the KeraVision Ring in the range of -1.0 to -5.0 diopters; the Company has subsequently begun limited commercial sales in Canada.

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

Results of Operations

        Three Months Ended September 30, 1998 and 1997

        Revenue increased by $148,000 to $239,000 for the three-month period ended September 30, 1998 compared to $91,000 for the three-month period ended September 30, 1997. The increase was due to an increase in shipments to Germany and Canada.

        Cost of sales and manufacturing expenses totaled $1.2 million as compared to $0.8 million in the comparable prior year period.
These costs reflect currently low production volumes and certain fixed costs associated with the Company's manufacturing capabilities and investment in its quality system.

        Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended September 30, 1998 were $2.8 million, an increase of $0.2 million from the three-month period ended September 30, 1997. The increase is primarily due to legal expenses related to patent coverage for KeraVision technology.

        Selling, general and administrative expenses of $2.1 million were incurred in the three-month period ended September 30, 1998, an increase of $0.6 million from the $1.5 million incurred in the comparable prior year period. The increase was primarily due to market-development expenses in Canada.

        The Company recorded $0.2 million of net interest income for the three-month period ended September 30, 1998, as compared to $0.3 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss for the quarter was $5.7 million versus $4.6 million for the same quarter in 1997. The net loss per share applicable to common stockholders was 48 cents. This per share calculation includes the effect of a dividend of $0.4 million to preferred stockholders as part of the recently completed Series B Preferred Stock financing. (See Note 2 to "Notes to Consolidated Financial Statements"). The Company believes that its net loss may significantly increase in future periods.

        Nine Months Ended September 30, 1998 and 1997

        Revenue increased by $242,000 to $503,000 for the nine-month period ended September 30, 1998 compared to $261,000 for the nine-month period ended September 30, 1997. Sales for the nine-month period were primarily concentrated in Germany and France. The Company initiated its first product shipments to Canada following regulatory approval in May 1998.

        Research and development expenses for the nine-month period ended September 30, 1998 were $8.9 million, an increase of $0.9 million over the comparable nine-month period in the prior year. This increase was due to higher expenses related to continued investments in patent coverage.

        Selling, general and administrative expenses for the nine-month periods ended September 30, 1998 and 1997 were $5.8 million and $4.6 million, respectively. The increase in selling, general and administrative expenses is primarily the result of increased marketing efforts relating to European commercialization and to market-development investments in Canada.

        The Company recorded $0.4 million of net interest income for the nine-month period ended September 30, 1998, as compared to $0.9 million for the same period in 1997. Interest income decreased during the period due to lower average cash and investment balances. The net loss for the nine-month period ended September 30, 1998 was $16.8 million, an increase of $2.9 million over the loss of $14.0 million in the same period of the prior year. The net loss per share applicable to common stockholders was $1.57. This per share calculation includes the effect of a dividend of $0.4 million and a deemed dividend of $2.6 million to preferred stockholders as part of a recently completed Series B Preferred Stock financing. (See Note 2 to "Notes to Consolidated Financial Statements"). The Company believes that its net loss may significantly increase in future periods.

Liquidity and Capital Resources

        The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. On June 12, 1998, the Company completed the sale of Series B Convertible Preferred Stock with net proceeds to the Company of $16.6 million. Cash used in operating activities for the first nine months of 1998 has increased to $16.4 million from $13.0 million in the same period of the prior year, reflecting increased selling, general and administrative and research and development expenditures. Cash, cash equivalents and available-for-sale investments were $13.8 million at September 30, 1998. Capital expenditures for the first nine months of 1998 and 1997 were $0.6 million and $0.5 million, respectively.

        The Company expects to continue to incur substantial expenses in support of additional research and development and sales and marketing activities, including cost of clinical studies, manufacturing costs, the expansion of its sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and available-for-sale investments will enable it to maintain its current operations through at least December 1998.

        The Company's cash requirements may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. The Company will need to raise additional funds in the form of equity or debt financing to funds its future operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reductions in spending or the delay or cancellation of planned activities or more substantial restructuring options may be necessary.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company determined that it would be required to replace a small portion of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company has determined that all of its critical business systems already are year 2000 compliant. Assessment, testing and remediation are proceeding in tandem, and the Company currently plans to have all modifications to systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, finance and human resources. KeraVision is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. The Company reviewed its product line and determined that all of the products it has sold and will continue to sell do not require remediation to be year 2000 compliant. There can be no guarantee that any system of other companies, on which the Company's systems rely and which are not year 2000 compliant, will be year 2000 compliant in a timely fashion and would not have an adverse effect on the Company's systems.

The costs incurred to date related to these programs are less than $5,000. The Company currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $60,000. The total cost estimated does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

Due to the Company's reliance on widely used software packages that have been certified as year 2000 compliant, the Company has not developed a formal contingency plan for software. Should unforeseen problems surface during its testing of those packages, the Company will evaluate its alternatives, such as utilizing different software packages. The Company is currently working on developing contingency plans to increase inventories and raw materials in preparation for the year 2000. This plan is currently in the development stages and should be finalized by mid -1999.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems, will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

Euro

The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange or will result in any material increase in costs to the Company. While KeraVision will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

Forward Looking Statements

        The Company notes that certain of the foregoing statements in this report are forward looking and that actual results may differ materially due to a variety of factors including, but not limited to (i) slower than anticipated market acceptance of the KeraVision Ring and challenges associated with creating a market for a new products in Canada, the European Union and the United States, (ii) significant unforeseen delays in the FDA or foreign regulatory approval processes, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support safety and efficacy of the KeraVision Ring, (iv) the FDA's failure to schedule advisory review panels, (v) changes in FDA or foreign regulatory review guidelines, procedures, regulations or administrative interpretations, (vi) complications relating to the KeraVision Ring, the surgical procedure to insert the KeraVision Ring or use of the KeraVision Ring, (vii) inability to raise additional working capital funding, (viii) competitive products and technology and (ix) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" set forth in Item 1 of the Company's Form 10-K for the year ended December 31, 1997, in the Company's Registration Statement on Form S-3 filed on July 13, 1998 and in other filings made with the Securities and Exchange Commission.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

In July 1997, an interference action was brought in the United States Patent Trademark Office before the Board of Patent Appeals and Interferences in the matter of Loomas et. al. vs. Simon et. al., Interference No. 103,973. The interference involves the issue of the priority of inventions relating to technology for forming corneal channels in which an implant or implants may be placed. A settlement has been reached under which KeraVision owns both the patent and the application for which priority is in issue. Final determinations by the Board of Patents Appeals and Interferences are still pending.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Items

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

        10.14 Promissory Notes, dated July 15, 1998 executed by Thomas Silvestrini in favor of Registrant and all amendments thereto

        10.28 Promissory Notes, dated September 1, 1998 executed by Thomas Loarie in favor Registrant

        10.29 Promissory Notes, dated September 1, 1998 executed by Darlene Crockett-Billig in favor of Registrant

        10.30 Promissory Notes, dated September 1, 1998 executed by Thomas Silvestrini in favor of Registrant

        10.31 Promissory Notes, dated September 1, 1998 executed by Mark Fischer-Colbrie in favor of Registrant

         27.1   Financial Data Schedule (filed via the EDGAR system)

(b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998:

                Report Date:  August 26, 1998
                Item 5.   Other Events

                Pioneering Ring Technology For Nearsighted People To Receive Full PMA Review By FDA.

        -------------

                Report Date:  August 3, 1998
                Item 5.   Other Events

                KeraVision Appoints to Board Peter L. Wilson, Former President of Richardson Vicks USA.

        --------------

                Report Date:  July 23, 1998
                Item 5.   Other Events

                KeraVison Appoints 23-Year J&J Veteran as VP-Europe.

        --------------

                Report Date:  July 23, 1998
                Item 5.   Other Events

                KeraVision Reports Second Quarter Results.

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


Date:  November 12, 1998