Form 10-Q/A
period 1998-09-30
KERAVISION INC /CA/
filed 1999-01-07
CIK 946154

                                                    Total Number of Pages:    13
                                                                           -----


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from_____to______

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

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 1998 to update disclosures made in Notes 1 and 7 of the Notes to Condensed Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION (unaudited)


    Item 1.  Condensed Consolidated Balance Sheets as of September 30,
             1998 and December 31, 1997 ...................................  4

             Condensed Consolidated Statements of Operations for
             the three-month and nine-month periods ended September 30,
             1998 and 1997 ................................................  5

             Condensed Consolidated Statements of Cash Flows for
             the nine-month periods ended September 30, 1998 and 1997......  6

             Notes to Condensed Consolidated Financial Statements .........  7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  9


SIGNATURES................................................................. 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              1998             1997
                                                                                       --------------------------------
                                                                                          (Unaudited)        (Note 1)
                                                                                       --------------------------------

ASSETS
Current assets:
  Cash and cash equivalents............................................................      $  3,250         $  2,574
  Available-for-sale investments.......................................................        10,580           11,539
  Prepaid expenses and other current assets............................................         1,049            1,265
                                                                                             --------         --------

Total current assets...................................................................        14,879           15,378

Property and equipment, at cost:
  Manufacturing and laboratory equipment...............................................         3,664            3,298
  Office furniture and fixtures........................................................           597              586
  Leasehold improvements...............................................................           622              383
                                                                                             --------         --------
                                                                                                4,883            4,267
Accumulated depreciation and amortization..............................................        (2,918)          (2,398)
                                                                                             --------         --------
  Net property and equipment...........................................................         1,965            1,869
Other assets...........................................................................           122               98
                                                                                             --------         --------

Total assets...........................................................................      $ 16,966         $ 17,345
                                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable.....................................................................      $  1,213         $  1,089
  Accrued payroll and related expenses.................................................           696              489
  Accrued clinical trial costs.........................................................         1,352            1,211
  Other accrued liabilities............................................................           267              414
  Current portion of capital lease obligations.........................................           394              355
                                                                                             --------         --------

Total current liabilities..............................................................         3,922            3,558

Capital lease obligations..............................................................           667              850
Redeemable convertible series B preferred stock........................................        17,106               --
Commitments and contingencies
Stockholders' equity:
  Common stock.........................................................................            13               13
  Additional paid-in capital...........................................................        79,383           76,540
  Deferred compensation................................................................           (67)            (179)
  Accumulated deficit..................................................................       (82,525)         (62,634)
  Notes receivable from stockholders...................................................        (1,533)            (803)
                                                                                             --------         --------

Total stockholders' equity  (Net capital deficiency)...................................        (4,729)          12,937
                                                                                             --------         --------

Total liabilities and total stockholders' equity  (Net capital deficiency).............      $ 16,966         $ 17,345
                                                                                             ========         ========

See accompanying notes to unaudited condensed consolidated financial statements

                                KERAVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT PER SHARE DATA; UNAUDITED)

                                                                 THREE MONTHS          NINE MONTHS
                                                              ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                              -------------------  -------------------
                                                                1998       1997      1998       1997
                                                              --------   --------  --------   --------
Net sales................................................      $   239   $     91  $    503   $    261

Costs and expenses:
        Cost of sales and manufacturing expenses.........        1,155        843     3,104      2,588
        Research, and development........................        2,839      2,596     8,855      8,002
        Selling, general and administrative..............        2,129      1,485     5,781      4,563
                                                              --------   --------  --------   --------
Total costs and expenses.........................                6,123      4,924    17,740     15,153
                                                              --------   --------  --------   --------
Operating loss...........................................       (5,884)    (4,833)  (17,237)   (14,892)

Interest income, net.....................................          221        264       400        932
                                                              --------   --------  --------   --------
Net Loss.................................................       (5,663)    (4,569)  (16,837)   (13,960)
                                                              --------   --------  --------   --------
Quarterly dividend on preferred stock....................         (383)        --      (383)        --

Deemed divedend on preferred stock.......................           --         --    (2,611)        --

Net loss, applicable to Common Stockholders..............     $ (6,046)  $ (4,569) $(19,831)  $(13,960)
                                                              ========   ========  ========   ========

Basic and diluted net loss per share applicable
  to Common Stockholders...................................   $  (0.48)  $  (0.36) $  (1.57)  $  (1.12)
                                                              ========   ========  ========   ========
Shares used in calculation of net loss, per share..........     12,686     12,555    12,655     12,515

See accompanying notes to unaudited condensed consolidated financial statements

                                KERAVISION, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)





                                                                               NINE MONTHS              NINE MONTHS
                                                                                  ENDED                    ENDED
                                                                            SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                                                           --------------------    --------------------
Cash flows from operating activities:
  Net Loss..........................................................                $   (16,837)            $   (13,960)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................                        520                     492
    Expenses related to forgiveness of stockholders' notes..........                         45                      --
    Amortization of deferred compensation...........................                        112                     112
    Changes in operating assets and liabilities:
               Prepaid expenses and other current assets............                        216                    (317)
               Accounts payable.....................................                        124                      18
               Other accrued liabilities............................                        201                     614
                                                                                    -----------             -----------

       Total adjustments............................................                      1,218                     919
                                                                                    -----------             -----------

       Net cash used in operating activities........................                    (15,619)                (13,041)
                                                                                    -----------             -----------

Cash flows from investing activities:
  Purchases of available-for-sale investments.......................                    (20,335)                (19,428)
  Sales of available-for-sale investments...........................                     19,033                   9,139
  Maturities of available-for-sale investments......................                      2,201                  18,608
  Issuance of stockholders' notes...................................                       (775)                     --
  Capital expenditures..............................................                       (616)                   (490)
  Other Assets......................................................                        (24)                    (11)
                                                                                    -----------             -----------
       Net cash provided by investing activities....................                       (516)                  7,818
                                                                                    -----------             -----------
Cash flows from financing activities:
  Principal payments under capital lease obligations................                       (324)                   (293)
  Proceeds from sales-leaseback of capital equipment................                        180                     495
  Proceeds from issuance of equity securities, net of repurchases...                        312                     312
  Proceeds from issuance of redeemable convertible Series B.........                     18,000                      --
  Fees incurred to obtain additional financing......................                     (1,357)                     --
                                                                                    -----------             -----------
       Net cash provided by financing activities....................                     16,811                     514
                                                                                    -----------             -----------

Net increase (decrease) in cash and cash equivalents................                        676                  (4,709)

Cash and cash equivalents at the beginning of the period............                      2,574                   8,291
                                                                                    -----------             -----------

Cash and cash equivalents at the end of the period..................                $     3,250             $     3,582
                                                                                    ===========             ===========
Supplemental disclosure of non-cash financing activities:

Accrued dividends to preferred stock................................                $     2,912                      --
                                                                                    ===========             ===========
Accretion related to preferred stock................................                $        82                      --
                                                                                    ===========             ===========

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

     The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At September 30, 1998 the Company had cash and investments balances of $13.8 million, an accumulated deficit of $82.5 million, and had incurred a net loss of $16.8 million for the nine-months ended September 30, 1998. The Company will need to obtain additional funds during 1999 to continue its research and development activities, fund operating expenses including marketing and sales expenses and pursue regulatory approvals for its products under development. In December 1998, the Company entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Transcend) and its anticipated net cash balances of approximately $8 million (unaudited) at the time of the completion of the merger (See Note 7). The Company also intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to complete the acquisition of Transcend and its related cash balances, raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. These actions would have material adverse effects on the Company's business, results of operations and prospects.

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

5.   AVAILABLE-FOR-SALE INVESTMENTS

     The Company's available-for-sale investments at September 30, 1998 were composed of the following (in thousands):

                                                   Gross       Estimated
                                                Unrealized        Fair
                                    Cost           Gains         Value
                                ------------------------------------------

  Certificate of deposit            $   159             --       $   159
  Reverse repurchase agreement        2,460                        2,460
  Corporate debt securities           7,950            $11         7,961
                                ------------------------------------------
  Available-for-sale                $10,569            $11       $10,580
   investments
                                ==========================================

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

7.   SUBSEQUENT EVENTS

     On December 22, 1998, KeraVision entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq: TSND) and its anticipated net cash balance of about $8 million. Under the agreement, Transcend will wind down its operations as a drug development company and no Transcend employees will be retained after the closing of the transaction. According to the terms of the agreement, Transcend will become a wholly owned subsidiary of KeraVision. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium of between 20 percent and 30 percent, depending on the price of KeraVision stock prior to the closing of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

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

     The Company is currently conducting Phase III trials for the KeraVision Ring in the United States and has had an application accepted for filing by the FDA for myopia in the range of -1.0 to -3.5 diopters. The Company has enrolled patients in the range of -0.5 and -1.0 diopters and -3.5 to -5.0 diopters in a Phase III trail. In a late 1996, the Company was granted the right to affix the CE mark on the KeraVision Ring for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries. In May 1998, the Company received regulatory approval in Canada to sell the KeraVision Ring in the range of -1.0 to -5.0 diopters; the Company has subsequently begun limited commercial sales in Canada.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues increased by $148,000 to $239,000 for the three-month period ended September 30, 1998 compared to $91,000 for the three-month period ended September 30, 1997. The increase was due to an increase in shipments to Germany and Canada.

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

     The Company expects to continue to incur substantial expenses in support of additional research and development and sales and marketing activities, including cost of clinical studies, manufacturing costs, the expansion of its sales and marketing organization and the support for ongoing administrative activities. The Company anticipates that the existing cash, cash equivalents and available-for-sale investments will enable it to maintain its current operations through March 31, 1999.

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

     Due to the Company's reliance on widely used software packages that have been certified as year 2000 compliant, the Company has not developed a formal contingency plan for software. Should unforeseen problems surface during its testing of those packages, the Company will evaluate its alternatives, such as utilizing different software packages. The Company is currently working on developing contingency plans to increase inventories and raw materials in preparation for the year 2000. This plan is currently in the development stages and should be finalized by mid 1999.

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



Date:  January 6, 1999