Form 10-K
period 1998-12-31
KERAVISION INC /CA/
filed 1999-04-01
CIK 946154

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________
                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 1998, or
                                       -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from _____ to _________.

                        Commission file number:  0-26208

                               KERAVISION, INC.
             (Exact name of Registrant as specified in its charter)


                 Delaware                                 77-0328942
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                          Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __ NO __


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )
            ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document is incorporated by reference in Part III of this Form 10-K Report: The Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on May 26, 1999.

                                    PART I

Item 1.  Business
-------  --------

  The Company notes that certain of the statements in this report, including without limitation statements about the timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) significant unforeseen delays in the regulatory approval process, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of KeraVision Intacs (iii) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (iv) complications relating to KeraVision Intacs or the surgical procedure, (v) lack of market acceptance of KeraVision Intacs, (vi) competitive products and technology, and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" as set forth below in this Item 1.

 General

  KeraVision was founded in 1986 to develop and commercialize proprietary medical products for the treatment of common vision problems, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism, which in the aggregate are believed to affect one-half of the world's population. KeraVision's initial product, KeraVision Intacs, are designed to reduce or eliminate the need for eyeglasses or contact lenses to correct myopia by reshaping the curvature of the cornea of the eye. KeraVision Intacs is composed of two thin, half-circles that are inserted into the periphery of the cornea in a simple outpatient procedure. KeraVision Intacs is made from a polymer that has been used in intraocular lens replacements for cataract surgery since 1952. KeraVision Intacs is designed to be permanent; however, it can be removed if desired and the shape of the eye returns typically to its original curvature in most cases. The currently available refractive surgery procedures typically require irreversible cutting or tissue removal in the central cornea. Other potential benefits of KeraVision Intacs are expected to include:

  .  long-term, convenient correction,

  .  rapid visual recovery,

  .  predictable results,

  .  a simple, minimally-invasive, out-patient procedure.


 Recent Developments

  KeraVision's objective is to commercialize KeraVision Intacs technology for the treatment of common vision problems on a worldwide basis.

  Since 1991, clinical trials have used KeraVision Intacs technology for the treatment of myopia in over 1,700 patient eyes. KeraVision has conducted several clinical trials using various designs of KeraVision Intacs in Brazil, the United States and Europe. KeraVision initiated a United States Phase II trial for the current KeraVision Intacs design in May 1995 that involved 150 patients who require a myopic correction in the range of -1.0 to -6.0 diopters.

  An interim analysis was performed on the initial 75 patients who had three months of available follow-up. Based upon the analysis of these data, KeraVision proceeded to slightly modify the range of correction achieved with the current KeraVision Intacs design and to separate the indications addressed into mild myopia (-1.0 to -3.5 diopters) and moderate myopia (-3.5 to -5.0 diopters). KeraVision initiated an expanded Phase II trial in November 1996 involving 59 patients to evaluate moderate myopia using two KeraVision Intacs sizes. In December 1996, KeraVision initiated a Phase III trial at ten clinical sites involving 360 patients requiring correction for mild myopia. KeraVision completed enrollment of patients in the Phase III trial in May 1997. After a 12-month follow-up period, KeraVision used the results of its Phase II and Phase III clinical trials to prepare its application to the FDA for approval of KeraVision Intacs. KeraVision has expanded its Phase III trial to include the range of -0.5 to -1.0 diopters and the range of -3.5 to -5.0 diopters and has enrolled limited numbers of patients for the expanded ranges.

  In the United States, KeraVision is seeking to obtain FDA approval to sell KeraVision Intacs for the treatment of myopia in the range of -1.0 to -3.5 diopters of correction. The FDA accepted for filing KeraVision's application to sell KeraVision Intacs in August 1998. On January 12, 1999, the relevant FDA advisory panel unanimously recommended that the FDA approve KeraVision's application with conditions. The conditions relate to labeling changes and a post-market surveillance study. In February the FDA deemed KeraVision's application "approvable," moving KeraVision Intacs a step closer to receiving possible FDA approval. While the role of the panel is advisory in nature, the FDA often accepts the panel's recommendations in its considerations leading up to its decision regarding approval. KeraVision is now awaiting the FDA's final determination of approval. We cannot, however, assure you that:

  . the FDA will approve KeraVision's application or will do so in a timely fashion; and

  . the FDA guidelines, procedures, regulations and administrative interpretations will not become more restrictive before the FDA approves KeraVision Intacs and its related instrumentation for sale.

KeraVision cannot market KeraVision Intacs in any jurisdiction in which the controlling regulatory agency, including the FDA, fails to confer and maintain the required approval.

  Preliminary results from the Phase III clinical trial of KeraVision Intacs indicate that 97% of the patients achieved 20/40 or better vision, the legal requirement in most states to obtain a driver's license without corrective lenses. KeraVision has also expanded its Phase III trial to cover moderate myopia (-3.5 to -5.0 diopters) as well as for very low levels of myopia (-0.5 to -1.0 diopters); it has as yet not completed enrollment for the expanded ranges of correction.

  In Canada, KeraVision received approval in May 1998 to sell KeraVision Intacs for the range of -1.0 to -5.0 diopters of correction, as well as the related instrument set. KeraVision began commercialization of KeraVision Intacs in the European Union for both mild and moderate myopia in December 1996, after receiving the right to affix the CE Mark and the certification of KeraVision's ISO 9001 quality system in November 1996. To date, KeraVision has primarily concentrated its selling efforts for KeraVision Intacs and related instruments in Canada, France and Germany.

  In Singapore, KeraVision began a clinical trial in July 1998 with the objective of obtaining approval to sell product there after sufficient analysis has been completed. KeraVision is also investigating other regions of Asia for potential future commercialization opportunities.

  In April 1997, KeraVision began a feasibility study outside the United States using KeraVision Intacs technology for the treatment of hyperopia. With encouraging initial results obtained from 40 patients, KeraVision is seeking to expand its feasibility study to up to three European clinical centers. Nine patients have been enrolled in the expanded study.

 Sales and Marketing

  Vision impairment is a common worldwide healthcare problem. KeraVision estimates that over one-half of the world's population suffers from common vision problems such as myopia, hyperopia or astigmatism. In the United States, approximately 140 million people currently use some form of eyewear to correct for common vision problems, and an estimated 70 million people suffer from myopia. Glasses and contacts are the most prevalent techniques to correct vision. Surgical techniques to correct common vision problems, known as refractive surgery, include laser assisted in situ keratomileusis ("LASIK"), photo-refractive keratectomy ("PRK") and radial keratotomy ("RK"). LASIK and PRK both require the use of a laser system to remove corneal tissue to achieve flattening of the cornea. It is estimated more than 350,000 laser-based treatments were performed in 1998, a substantial growth from the estimated 80,000 procedures performed in 1996, the first year after the approval of PRK in late 1995. Each of these procedures requires irreversible cutting or tissue removal in the central cornea.

  KeraVision believes that KeraVision Intacs may provide the following potential benefits for the treatment of myopia:

  . Long-term, Convenient Correction.    KeraVision designed KeraVision Intacs
    to provide permanent correction of myopia in a form more convenient than eyeglasses or contact lenses;

  . Removable, Replaceable Product.   KeraVision Intacs can be removed in a
    simple, outpatient procedure, if desired. In cases where KeraVision Intacs has been removed, patients typically have returned to approximately the same level of vision as measured prior to insertion of KeraVision Intacs;

  . Rapid Visual Recovery.   Clinical trials to date have demonstrated that
    significant improvements in vision are achieved within one day after insertion of KeraVision Intacs;

  . Predictable Results.   KeraVision believes it has developed the ability to
    adequately predict the correction that can be achieved using KeraVision Intacs;

  . Simple, Minimally-Invasive, Outpatient Procedure.   The KeraVision Intacs
    procedure, which requires a single, small incision and separation of corneal tissue layers, can typically be performed in less than 15 minutes. The outpatient procedure, performed using topical anesthesia, results in minimal trauma to the eye; and

  . Standardized Procedure.   KeraVision designed KeraVision Intacs and related
    instrumentation to standardize the procedure to promote ease of surgery and consistent outcomes.


 Strategy

  KeraVision's objective is to commercialize KeraVision Intacs technology for the treatment of common vision problems on a worldwide basis. KeraVision's business strategy for achieving this objective includes the following key elements:

  . Commercialize KeraVision Intacs for Treatment of Myopia.   KeraVision
    received approval to commercialize KeraVision Intacs in the European Union in November 1996 with sales efforts focused in France and Germany. KeraVision received approval from the FDA in late 1996 to commence a Phase III clinical trial in the United States and had its premarket approval application accepted for filing by the FDA in August 1998. In Canada, KeraVision received approval to sell KeraVision Intacs and related instrumentation in May 1998. By focusing on the approval and commercialization of KeraVision Intacs for myopia, KeraVision seeks to establish a scientific, technical, regulatory and marketing platform to facilitate the approval and launch of potential products under development for the treatment of other vision problems.

  . Increase Awareness of KeraVision Intacs.   In developing and testing its
    technology, KeraVision works with a broad range of independent researchers to expand awareness of KeraVision Intacs technology. KeraVision also works with leading surgeons and academic centers in the ophthalmology field in the design, development and clinical testing of its technology. KeraVision believes that these researchers, practitioners and institutions, among others, have significant influence on the adoption of new technologies and the development of clinical parameters upon which these technologies are analyzed. In addition, KeraVision dedicates significant resources to the publication of research papers, the presentation of clinical and technical data at major ophthalmology conferences, and the review of KeraVision Intacs clinical data with leading ophthalmologists. Through these activities, KeraVision seeks to disseminate accurate clinical information and foster awareness of KeraVision Intacs technology.

  . Focus Initial Marketing on Surgeons.   KeraVision is focusing its initial
    marketing efforts on opinion leaders and surgeons with active practices in the ophthalmic community. As part of this strategy, KeraVision has developed surgeon training programs utilizing its proprietary instruments to promote standardized procedures for insertion of KeraVision Intacs. KeraVision believes that an emphasis on surgeon training will aid in achieving successful procedural outcomes and thereby increase market acceptance of KeraVision Intacs by both ophthalmic surgeons and patients.

  . Expand Applications of Core Technology.   KeraVision has products under
    development utilizing its core KeraVision Intacs technology for the treatment of other common vision problems, including hyperopia and astigmatism. In each target application, KeraVision seeks to preserve the potential advantages of its technology as a refractive reversible procedure that does not interfere with the central cornea. KeraVision is currently working to expand the potential applications of its core KeraVision Intacs technology, including the development of new designs, the use of new materials and the development of new surgical techniques and instruments.

  . Utilize Advanced Development Methods.   KeraVision seeks to use advanced
    scientific and engineering methods in developing KeraVision Intacs technology or other potential products for different types of vision impairment. These include the use of sophisticated modeling techniques to understand the optical, mechanical and biological effects of inserting KeraVision Intacs or other potential products into the cornea to correct for myopia, hyperopia, astigmatism or combinations of each. KeraVision believes that this approach allows it to improve the design of its potential products and increase its understanding of potential product performance prior to commencing clinical trials.

  . Strengthen Proprietary Position. KeraVision intends to continue to develop and protect its proprietary KeraVision Intacs technology. To date, KeraVision has 18 United States and 24 foreign patents issued and has filed applications for over 180 United States and foreign patents.

 Background

  Vision and Vision Impairment.   The eye functions much like a camera,
incorporating a lens system consisting of a cornea and a lens that focuses light, the iris which functions as an aperture system that regulates the amount of light that passes through the central zone of the cornea, and the retina, a light-sensitive surface that, like film, records the image. The cornea, lens and iris operate to focus light rays on the retina, which contains the light-sensitive receptors that transmit the image through the optic nerve to the brain. Nearly all light that reaches the retina passes through the central portion of the cornea, called the optical zone. Approximately 75% of the refractive, or focusing, power of the eye is provided by the curvature of the cornea.

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

  Vision Correction Market.   KeraVision estimates that over one-half of the
world's population suffers from common vision problems such as myopia, hyperopia or astigmatism. In the United States alone, approximately 140 million people currently use eyeglasses or contact lenses to correct these common vision problems, with over $12 billion spent for corrective eyewear products annually. It is estimated that over 70 million people are affected by myopia. Of the 70 million people with myopia, an estimated 26 million people have low to moderate myopia without significant astigmatism and are age 21 or older. As many as an estimated 22 million of these 26 million people have mild myopia and require -
1.0 to -3.5 diopters of correction, the range covered by KeraVision Intacs application. In addition to age and degree of myopia, KeraVision believes that the potential market for KeraVision Intacs may be further limited by the inability of some patients to afford the procedure, the psychological aversion of some patients to refractive surgery, the acceptance of other refractive surgery techniques or other factors.

  Market research in the United States has shown that people using corrective eyewear would like to achieve long-term, more convenient vision correction. In response, ophthalmic surgeons and medical researchers have sought to develop alternatives to eyeglasses and contact lenses to correct refractive errors. Their efforts have resulted in the emergence of the field of refractive surgery.

  The most prevalent surgical techniques that have emerged are LASIK, PRK and RK. Generally these procedures have been used to treat myopia; however, laser-based technologies to treat hyperopia have recently been approved by the FDA, and other procedures are under development.

  Although the target market is potentially large, it is estimated that over 50% of that group have completed another refractive surgery or are currently outside the range of correction provided by KeraVision Intacs.

  Current Refractive Surgery Techniques.   Current refractive surgery procedures
include PRK, LASIK and RK, among others. PRK is a refractive surgery technique in which a laser is used to irreversibly remove tissue within the optical zone to reshape the cornea, with the amount of tissue to be removed based upon the level of intended change sought. Typically, the top layer of the central cornea, known as the epithelium, is manually removed. The patient is then asked to fixate on a light to minimize eye movement while the laser removes or ablates tissue from the central cornea. The procedure, the results of which can be dependent on the variability of the laser beam and individual patient wound healing response, is conducted in an outpatient setting using topical anesthetic, although postoperative pain may require the prescription of narcotics for the first few days following the procedure. While vision improvement is achieved, PRK depends in part on a healing response to reach the desired level of flattening of the cornea, which generally occurs over a three-month period, although the cornea may continue to reshape itself over a 12- to 15-month period. The equipment required to conduct this procedure is significantly more expensive than the equipment required for use in RK. Because PRK, like RK, surgically alters tissue in the optical zone, haze, haloes, reduced night vision and other vision problems have been observed in patients who have undergone the PRK procedure.

  LASIK, estimated to be the most common refractive surgery technique used in the United States, involves using an automated cutting device called a microkeratome to cut a large corneal flap, which is then pulled back to expose the underlying tissue called the stroma. A laser is used to remove stromal tissue from the central cornea. The corneal flap is then placed back on the stromal tissue where it adheres back onto the eye. With the removal of the corneal tissue, the cornea is flattened, thereby achieving correction for myopia. Primary complications with this procedure arise from cutting of the corneal flap, including incorrect flap thickness.

  In RK, a diamond knife is used to make from four to eight radial incisions that penetrate beyond 90% of the depth of the cornea. The procedure is generally conducted using topical anesthesia in an outpatient setting. As the incisions heal, the curvature of the cornea is altered and vision may be improved. Although additional operations may be performed to attempt to improve the vision for those whose vision is undercorrected, the RK procedure is considered to be refractively irreversible. RK results can vary with the skill and experience of the surgeon and can be relatively unpredictable for patients requiring greater degrees of correction. Because RK entails making cuts in or near the optical zone of the eye, unwanted side effects, such as haloes, reduced night vision and other visual distortions may occur. In addition, data from the Prospective Evaluation of Radial Keratotomy (''PERK'') 10-year study, funded by the National Eye Institute and completed in 1994, indicate that a significant percentage of those undergoing RK did not achieve a stable result as measured over a ten-year period, with a shift towards hyperopia occurring over time. The PERK data, however, did indicate that 85% of patients undergoing the procedure achieved visual acuity of 20/40 or better vision. In addition, it is believed the RK technique has improved since the PERK study commenced.

  Another treatment for myopia currently being investigated in a Phase III clinical trial in the United States is the Intraocular Contact Lens or ICL. The ICL seeks to correct refractive errors by placing a lens inside the eye between the natural lens and the iris. The ICL is currently available for sale in Europe.

  Quality of Vision.    The most common measurement of vision utilizes an eye
chart. One of the recent developments in ophthalmology involves the concept of quality of vision. It has been observed that a patient can attain 20/20 vision, as measured with an eye chart, and still be dissatisfied with the quality of his vision. This issue may play a role in the future in modifying current refractive surgery techniques, which are known to affect the smooth shape of the cornea and to create corneal scarring in ways that may induce unwanted visual aberrations. Typical vision complaints include haze, haloes, reduced night vision and other visual distortions. At the current time, most assessments attribute undesirable visual side-effects of refractive procedures either to a disturbance of corneal tissue within the optical zone or to the interruption or distortion of the smooth shape of the cornea. New measurement techniques, including corneal topography, contrast sensitivity and night-vision testing, are emerging to analyze more fully the quality of vision beyond the assessment available using standardized eye charts.


 KeraVision Intacs and Instruments

  In response to the perceived market need for a predictable, refractively reversible procedure, KeraVision has developed KeraVision Intacs for the long-term treatment of myopia. KeraVision Intacs is a proprietary product designed to reduce or eliminate the need for corrective eyewear by reshaping the curvature of the patient's cornea. KeraVision Intacs is inserted between the layers of the corneal stroma through a small incision made in the periphery of the cornea. The presence of KeraVision Intacs in the periphery of the cornea creates a flattening of the central cornea, thereby increasing the number of light rays properly focused on the retina. The KeraVision Intacs procedure does not cut or remove tissue from the optical zone of the cornea and therefore may reduce the risk of unwanted visual side-effects such as haze, haloes and reduced night vision.

  The initial design of KeraVision Intacs consisted of an optically clear split ring made of polymethylmethacrylate ("PMMA"), a clear acrylic that has been widely used in implantable intraocular lenses since 1952. In order to simplify the surgical procedure, KeraVision modified the design of KeraVision Intacs in 1995 into two, thin half-circles of PMMA, each with an arc length of 150 degrees. The two half-circles are placed in the periphery of the cornea at a diameter of approximately eight millimeters. KeraVision has extensively studied the relationship between physical parameters of KeraVision Intacs and corneal curvature change. As a result of these studies, KeraVision believes that a small number of KeraVision Intacs sizes, with minor variations in certain dimensions, can produce a wide range of corneal curvature change and, therefore, could provide treatment for a substantial segment of those people with myopia. KeraVision has developed KeraVision Intacs in six different thicknesses ranging from 0.21 mm to 0.45 mm.

  KeraVision has developed proprietary surgical instruments to be used for the insertion of KeraVision Intacs. These stainless steel and titanium instruments include a marking instrument, a centering guide and a stromal separator. KeraVision's instruments have been designed to standardize the KeraVision Intacs procedure and reduce the variability associated with differing levels of surgical skill by, among other things, showing the surgeon where to make the corneal incision and aiding the surgeon in placing KeraVision Intacs at the right depth. It is believed that the purchase of KeraVision's instruments will represent a small capital investment for ophthalmic surgeons, similar to that required for surgeons performing RK procedures and substantially less than that required for surgeons performing LASIK or PRK procedures.

 The KeraVision Intacs Insertion Procedure

  KeraVision believes that insertion of KeraVision Intacs is a relatively simple, minimally invasive procedure that can be performed on an outpatient basis in typically 15 minutes or less. The procedure is usually performed using topical anesthetic eyedrops. In addition to the KeraVision instruments, the KeraVision Intacs procedure in part employs surgical techniques and ophthalmic surgical instruments that are widely used by ophthalmic surgeons. The KeraVision Intacs procedure requires a single incision of less than two millimeters outside of the optical zone of the cornea. The incision is located at the top of the eye under the eyelid. The amount of postoperative discomfort experienced by patients participating in KeraVision Intacs clinical studies has been relatively modest and is typically treated with nonprescription pain relievers.

  The KeraVision Intacs insertion procedure consists of the following steps. First, the ophthalmic surgeon uses a guide to mark the geometric center of the cornea. Using the reference mark, a marking instruments is used to mark the line of incision on the cornea outside the optical zone and the location where the ring segments are to be placed. A small entry incision is then made to approximately two-thirds of the depth of the cornea and the layers of the stroma at the bottom of the incision are separated. The stroma, which comprises 90% of the cornea, consists of 500 to 700 overlapping layers of tissue that can be easily separated. Next, the surgeon places the centering guide over the eye, introduces the stromal separator through the small entry incision and rotates the stromal separator, spreading the layers of the stroma to create a circular subsurface channel in the periphery of the cornea. The surgeon removes the stromal separator and the centering guide. KeraVision Intacs is introduced into the channel and rotated into place. Finally, the entry incision is typically closed with one to two sutures which are generally removed within two weeks.


 Clinical Trials

  Since 1991, ophthalmic surgeons have utilized KeraVision Intacs technology for the treatment of myopia in 1,700 patient eyes in clinical trials. KeraVision initiated clinical trials using the initial design of KeraVision Intacs in 1991 in both the United States and Brazil. In September 1994, KeraVision completed enrollment of a 90-patient United States Phase II myopia trial using the initial design of KeraVision Intacs. In September 1996, KeraVision completed enrollment of the group of 150 United States Phase II patients with a modified KeraVision Intacs. In October 1996, KeraVision received approval to commence a ten-center Phase III clinical trial in the United States and began that trial in December 1996. KeraVision completed the enrollment for the trial in May 1997. KeraVision expanded the Phase III trial to cover a greater range of myopia and has begun limited enrollment for the expanded ranges. In addition, KeraVision has conducted clinical trials in Europe for myopia and has begun a trial for myopia in Singapore.

  KeraVision's clinical trials have been designed to demonstrate the safety and efficacy of KeraVision Intacs and the safety of the surgical procedure used to insert KeraVision Intacs. Safety of KeraVision Intacs is evaluated using standard ophthalmic techniques.

  Myopia.   In May 1995, KeraVision commenced a United States Phase II trial for the current KeraVision Intacs design. This trial included six clinical sites and involved 150 patients requiring a myopic correction in the range of -1.0 to -6.0 diopters. KeraVision completed enrollment in September 1996 for this Phase II trial. KeraVision performed an interim analysis on the initial 75 patients who had three months of available follow-up. KeraVision submitted this data to the FDA for review prior to initiating the Phase III trial for KeraVision Intacs. Based upon the analysis of the Phase II data, KeraVision proceeded to slightly modify the range of correction achieved with the current KeraVision Intacs design and to separate the myopia indication into mild myopia (-1.0 to -3.5 diopters) and moderate myopia (-3.5 to -5.0 diopters).

  KeraVision implanted a total of 195 patient eyes as part of this Phase II trial. The data from the first 139 Phase II patients (-1.0 to -6.0 diopters) with twelve months of follow-up indicated that 91% were 20/40 or better, 76% were 20/25 or better and 60% were 20/20 or better. Additionally, 79% of the patients were within 1.0 diopter of their intended correction. Five surgically-related events resulted in the removal of one or both Intacs segments as of the twelve month point: two cases of infection and three cases related to surgical technique. All of these patients are stable with no clinically significant consequences. In total, 31 of the 195 patient eyes underwent removal of KeraVision Intacs by the twelve month point due to patient dissatisfaction related to undercorrection (eleven), visual symptoms including glare, halos, and other symptoms related to low light conditions (nine), induced astigmatism (ten) and cosmetic reasons (one).

  KeraVision initiated an expanded Phase II trial in November 1996 to evaluate moderate myopia (-3.5 to -5.0 diopters) using the revised performance criteria for two thicker Intacs sizes. Enrollment of the 59 patients was completed in February 1997. The three month follow-up data for 58 Phase II patients with the two higher ring sizes indicated that 98% were 20/40 or better, 83% were 20/25 or better and 57% were 20/20 or better. The predictability of the refractive effect within 1.0 diopter increased from 46% to 70% for this trial as compared to the results from initial Phase II trial for the same thicknesses. Two surgically related events resulted in removal of one or both Intacs segments: one case of infection and one case related to surgical technique. Both patients are stable with no clinically significant consequences. Seven patient eyes underwent removal of Keravision Intacs due to patient dissatisfaction: one removal related to undercorrection, three removals related to visual symptoms, two removals related to induced astigimatism and one removal related to cosmetic reasons. KeraVision submitted the data from this trial to the FDA and received approval in November 1997 to expand the existing Phase III trial to include these sizes of KeraVision Intacs.

  In December 1996, KeraVision initiated a Phase III trial at ten clinical sites involving 360 patients requiring correction for mild myopia (-1.0 to -3.5 diopters). Enrollment was completed for this trial in early May 1997. KeraVision has implanted a total of 595 patient eyes to date. The recently presented data from the first 410 Phase III patient eyes with twelve months of follow-up indicate that 97% were 20/40 or better, 87% were 20/25 or better, 74% were 20/20 or better and 53% were 20/16 or better. The predictability data indicated that 89% of the patients were within 1.0 diopter of their intended correction. There have been 26 removals of KeraVision Intacs from a total of 595 patient eyes. There was one patient who had a best spectacle corrected visual acuity loss of ten or more letters at two consecutive exams. The investigation is currently monitoring this subject. Twenty-three KeraVision Intacs were removed due to patient dissatisfaction with the correction achieved and three removals were for personal reasons.

  In anticipation of the launch of KeraVision Intacs in the European Union, KeraVision conducted two European clinical trials. The results from these trials are comparable with KeraVision's clinical studies in the United States.

  Complications, Visual Side Effects and Observations.   Although KeraVision has
developed seven-year clinical data on the safety and efficacy of KeraVision Intacs in correcting myopia, it has only limited long-term safety or efficacy data. KeraVision performed the first procedure for the treatment of myopia using KeraVision Intacs in 1991, and to date KeraVision has conducted more than 1,700 procedures using KeraVision Intacs technology in clinical trials. We cannot assure you that long-term safety and efficacy data when collected will be consistent with these clinical trial results and will demonstrate that KeraVision Intacs can be used safely and successfully to treat myopia in a broad segment of the population or on a long-term basis.

  All surgical procedures, including the KeraVision Intacs procedure, involve some inherent risk of complications. KeraVision has observed complications in a small number of patients who have received KeraVision Intacs, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications include, among other things: induced astigmatism, infection, decentered placement and a reduction in central corneal sensation. In addition, patients undergoing KeraVision Intacs procedure have reported visual side effects. These include glare, haloes and reduced night vision. All of these complications and visual side effects have also been observed in connection with other refractive surgeries. Although KeraVision believes these complications and side effects may be mitigated, KeraVision cannot assure that these or other complications or side effects will not be serious or lasting or will not impair or preclude KeraVision from obtaining regulatory approval for its potential products or the acceptance of these products by patients or ophthalmologists. In many patients, KeraVision has observed deposits in the stromal channel next to KeraVision Intacs. Although KeraVision believes that these deposits are not complications and do not cause side effects, it cannot assure that this will be the case.

  Hyperopia.   Data obtained from laboratory work on eye bank eyes and from finite element analysis has indicated that a design based on KeraVision Intacs technology may correct hyperopia. Based on these data and analysis, KeraVision is testing the feasibility of a potential product for hyperopia in a small clinical study, with 40 patients to date having undergone a procedure to correct hyperopia. Made from the same material as KeraVision Intacs for myopia and using a simple insertion technique, the early results from this study are promising, but require more long-term follow-up. In addition, because only a limited number of patients to date have received the treatment for hyperopia. KeraVision will need to treat additional patients in order to characterize the range and predictability of correction prior to moving to a large scale study. Work has begun in one European clinical center, with twelve patients having been enrolled. KeraVision intends to do further characterization in up to three European clinical centers in the near future.

  Astigmatism.   KeraVision has studied a potential product that uses arc
segments of KeraVision Intacs to treat astigmatism. This device utilizes the core technology for the treatment of myopia and the segments are manufactured from the same material as KeraVision Intacs. A similar surgical technique is employed to implant the segments in the eye. In August 1994 and March 1995, KeraVision implanted arc segments in eight astigmatic patients. Clinical results showed that the patients exhibited improvement in their vision after the implantation of arc segments. KeraVision is pursuing broader experimentation and analysis, but has not enrolled further patients due to the perceived smaller size of the potential market.

Marketing and Sales

  Europe.   Upon obtaining the right in November 1996 to market KeraVision
Intacs in European Union countries, KeraVision commenced a sales and marketing program concentrated in parts of France, Germany and Austria. As part of this program, KeraVision established a European Headquarters in Paris, France. A small sales office in France handles sales of KeraVision Intacs in the French market. A distributor sells KeraVision's products in Germany and Austria.

  From information obtained in the course of conducting the training sessions and from consumer marketing studies, KeraVision determined that the overall refractive surgery market in France and Germany was significantly less than that of the United States on a per capita basis, and that the refractive surgery markets in those countries do not appear to be growing at a substantial rate, if at all. This lack of growth may be related in part to the lack of a delivery or referral channel whereby potential patients can easily reach the ophthalmic surgeon, rather than the non-surgical ophthalmologists and opticians who may tend to recommend that a patient not consider refractive surgery. Further, restrictions on direct broad scale advertising hinders the expansion of consumer awareness of refractive surgery. It is expected that because of these and other factors the refractive surgery market and the market for KeraVision Intacs will be slow to develop in Europe. KeraVision, however, is seeking to expand its reach to other countries by adding additional distributors.

  Canada.   KeraVision received approval in Canada to sell KeraVision Intacs for the treatment of myopia in the range of -1.0 to -5.0 diopters of correction, along with related instruments, in May 1998. KeraVision focused its initial marketing efforts on developing seven sites to become proficient in KeraVision Intacs procedure, to be able to discuss the Canadian experience with KeraVision Intacs and to potentially serve as training centers. KeraVision then formally announced the product launch in October 1998. KeraVision's next goal is to target a specific region of Canada for the purpose of training a high percentage of the refractive surgeons in the region and then to test the effect of consumer advertising on patient flow to those centers. KeraVision has hired a direct sales force to facilitate the Canadian sales process.

  United States.   The primary market for KeraVision Intacs is the ophthalmic surgery market. There are approximately 8,000 ophthalmic surgeons in the United States. Cataract surgery, with an intraocular lens replacement, is the most prevalent form of ophthalmic surgery, with an estimated more than 1.5 million procedures being performed annually in the United States. KeraVision believes that increased consumer interest in corneal refractive surgery, improved visual results of emerging refractive surgery techniques and reduced reimbursement rates for cataract surgery are providing incentives for ophthalmic surgeons to enter the refractive surgery market. It is estimated that there are over 2,000 ophthalmic surgeons performing refractive surgery in the United States.

  KeraVision estimates that existing refractive procedure costs in the United States average $2,100 per eye for a LASIK procedure, $800 per eye for a RK procedure and $1,800 per eye for a PRK procedure, with a fairly wide range for each procedure. KeraVision anticipates that KeraVision Intacs procedure, if approved for marketing in the United States, will be competitively priced with existing laser-based procedures. It is estimated that over 350,000 laser-based procedures were performed in 1998.

  KeraVision currently has limited sales or marketing organization or experience. Because the ophthalmic surgery market is highly concentrated, KeraVision expects to market its products through a direct sales force, or a combination of a direct sales force and distributors, in the United States and Europe. In other selected foreign markets, including parts of the Pacific Rim, KeraVision may seek a strategic partner to assist in regulatory approval and marketing activities. Medical investigators have presented KeraVision Intacs technology as an investigational device at various professional meetings and symposia in the United States, Europe and Asia. KeraVision expects continued demonstrations of its technology at scientific and ophthalmic conferences worldwide.


 No Reimbursement

  Consumers receiving treatment generally pay directly for currently available refractive surgery procedures and are generally not reimbursed by third-party payers. We anticipate that consumers will also pay directly for KeraVision Intacs procedures. KeraVision believes that the successful development and commercialization of KeraVision Intacs will not depend upon the availability of third-party reimbursement.


 Patents and Proprietary Rights

  One of KeraVision's primary strategies has been to develop a strong proprietary patent position with respect to KeraVision Intacs technology. KeraVision has over 180 pending patent applications worldwide and has been awarded 24 United States patents and 38 foreign patents. These issued and pending patents cover various aspects of KeraVision Intacs technology, including KeraVision Intacs, methods of use, instruments and related materials and other vision correction technology. The expiration dates of the United States issued patents range from 2002 to 2015. KeraVision's policy is to protect its technology by, among other things, filing patent applications relating to important aspects of its KeraVision Intacs technology and other vision correction technology.


 Manufacturing and Supply

  KeraVision manufactures KeraVision Intacs in its facility in Fremont California using a computer-controlled machining process. This process will require continued regulatory review and approval from both foreign and United States government agencies, which could result in significant manufacturing and shipping delays. Third-party suppliers manufacture critical components of KeraVision's instruments to KeraVision's specifications. In many cases, instruments and other purchased materials critical for production are sole-sourced. KeraVision has entered into confidentiality agreements with its contract manufacturers in order to protect the proprietary nature of its technology. We cannot assure that KeraVision will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities.

  KeraVision Intacs is made from PMMA, a clear acrylic widely used in implantable intraocular lenses since 1952. PMMA cast sheet is purchased from a sole supplier and is stored at KeraVision prior to release to production. KeraVision believes it could develop the capability over a significant time period to manufacture PMMA cast sheet internally if this sole source were to become unavailable. As a result of the notification that its supplier has discontinued its manufacture of the particular material used by KeraVision, KeraVision has agreed to purchase a significant supply of the PMMA cast sheet stock which is expected to be delivered over the next 12 months. Any change in materials used for KeraVision Intacs would require additional testing, regulatory review and approval, which could result in significant manufacturing and shipping delays. KeraVision sterilizes KeraVision Intacs at a sole-sourced independent contract sterilization facility.

  KeraVision has several sole-sources for sterilization, tools and equipment, PMMA and other elements necessary to manufacture KeraVision Intacs and the related instrumentation. Since KeraVision is dependent upon third parties for the manufacture of its products, KeraVision's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply. Moreover, KeraVision cannot assure that its sole suppliers will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair KeraVision's ability to deliver products on a timely basis, or otherwise impair KeraVision's competitive position.

  KeraVision has limited volume manufacturing capacity and is building experience in manufacturing medical devices and other products. To be successful, KeraVision's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities may involve technical challenges for KeraVision. Establishing its own manufacturing capabilities may require significant scale-up expenses and additions to facilities and personnel. KeraVision may consider seeking collaborative arrangements with other companies to manufacture some of its potential products, including KeraVision Intacs. The manufacturer of KeraVision's potential products will be subject to periodic inspection by regulatory authorities. Any such operations must undergo compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. We cannot assure you that KeraVision will be able to successfully pass these inspections on a timely basis or at all.


 Research and Development

  KeraVision has been engaged in the research and development of KeraVision Intacs technology since its inception in 1986. The development effort has incorporated both extensive clinical testing as well as laboratory testing to determine the effect of various configurations and insertion techniques for KeraVision Intacs technology. Some of the analytical techniques employed include computer modeling using finite element analysis, optical ray tracing and various corneal topography measurement instruments. These approaches aid in determining the expected change in the shape of the cornea, the pattern of light distribution through the cornea and curvature of the cornea achieved with various designs. The analytical approaches are used in conjunction with information determined from both feasibility studies and expanded clinical trials to determine the best design to move forward in the testing cycle.

  KeraVision has also used these approaches to begin work on potential products for astigmatism and hyperopia. KeraVision has begun investigations into refinements for the existing product for myopia, including myopia concurrent with high level of astigmatism and potential treatments for slightly higher levels of myopic correction.

 Competition

  If approved by the FDA and other regulatory authorities, KeraVision Intacs will compete with other treatments for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures such as PRK, LASIK, RK, the ICL and "refractive" intraocular lenses. Refractive intraocular lenses involve the placement of an intraocular lens for the correction of vision problems. Significant competitive factors in the industry include efficacy of vision correction, safety, reliability, convenience and price. The healthcare field is characterized by extensive research and rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of KeraVision Intacs or which would otherwise render KeraVision Intacs technology obsolete.

  Other companies, most of which are larger and better financed than KeraVision, are engaged in the refractive surgery market. Four companies, Summit Technology, VISX, Autonomous Technologies and Nidek, Inc. have received approval to market their products in the United States. Summit Technology recently purchased Autonomous Technologies. In addition to Summit Technology and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Bausch and Lomb, Aesculap-Meditec GmbH and Schwind, several of whom are seeking to obtain approval with the FDA to sell their products in the Unites States.

  KeraVision's competition will be determined in part by those refractive surgery products that are ultimately approved for sale by regulatory authorities. The relative speed at which KeraVision is able to develop its potential products, complete the necessary governmental and regulatory approval processes for those products and manufacture and market commercial quantities of the products will be important competitive factors.


 United States Government Regulation and Product Testing

  KeraVision's potential products are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. Pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and other federal statutes and regulations, the FDA regulates the testing, manufacture, safety, labeling, storage, record keeping, reporting, approval, sale, distribution, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall, injunction or seizure of products, total or partial suspension of production, withdrawal of approval or refusal to approve product approval applications or allow KeraVision to enter into supply contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured and distributed by KeraVision. Changes in existing requirements or adoption of new requirements could have a material adverse effect on KeraVision's business, financial condition and results of operation.

  Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably assure their safety and effectiveness. Safety and effectiveness can reasonably be assured for Class I devices through general controls including labeling, premarket notification and adherence to the Quality System Regulation and for Class II devices through the use of additional special controls including performance standards, postmarket surveillance, patient registries, and FDA guidelines. Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices include life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices.

  510(k) Pre-Market Notification Process.   Before a new device can be
introduced to the market, the manufacturer generally must obtain FDA clearance; through either a 510(k) premarket notification or a premarket approval application. KeraVision's surgical instruments are the only products for which it will be seeking 510(k) clearance; however, KeraVision may submit 510(k)s with respect to future potential products. The FDA will grant a 510(k) clearance to a product if the submitted information establishes that the proposed device is ''substantially equivalent'' (a) to a legally marketed Class I or Class II medical device, or (b) to a preamendment Class III medical device. A pre-amendment device is one that has been on the market since a date prior to May 28, 1976 for which the FDA has not called for premarket approval applications. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence. It generally takes four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A ''not substantially equivalent'' determination, or a request for additional information, could delay the market introduction of new products, if any, that fall into this category and could have a materially adverse effect on KeraVision's business, financial condition and results of operations. We cannot assure you that KeraVision will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k). If KeraVision modifies or enhances any product that has been cleared through the 510(k) process in a manner that could significantly affect safety or effectiveness it must submit new 510(k) submissions.

  Pre-Market Approval Process.    A manufacturer must file a premarket approval
application if the proposed device is not substantially equivalent to a legally marketed Class I or II device or to a preamendment Class III device for which the FDA has not called for premarket approval applications. A premarket approval application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. KeraVision Intacs is considered a Class III device and will require a premarket approval application, as will KeraVision products under development for treatment of myopia, hyperopia and astigmatism.

  Upon receipt of a premarket approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the premarket approval application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is filed, the FDA begins review of the premarket approval application. An FDA review of a premarket approval application historically has taken between one to two years from the date that the premarket approval application is accepted for filing, but may take significantly longer. The FDA often significantly extends the review time to ask for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, is convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's Quality System Regulation requirements prior to approval of a premarket approval application.

  Even after approval of a premarket approval application, the FDA may require a new premarket approval application or premarket approval application supplement for modifications to a device, its labeling or its manufacturing process. Supplements to a premarket approval application often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the product covered by the original premarket approval application, and may not require the submission of clinical data or the convening of any advisory committees and corresponding review.

  The premarket approval application process can be expensive, uncertain and lengthy, frequently requiring from one to several years, and some devices for which premarket approval application approval has been sought by other companies have never been approved for marketing.

  In addition, the FDA may require extensive post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which KeraVision may have the exclusive right to exploit patented products or technologies.

  Clinical Trials.   Before KeraVision Intacs can be commercialized in the
United States, KeraVision must undergo a series of approval processes that are sequential in nature. In general terms, KeraVision must:

  . generate biocompatibility and long-term preclinical safety data;

  . conduct under an investigational device exemption a clinical study involving nonfunctional human eyes; and

  . conduct under an investigational device exemption a phased series of clinical studies using sighted human eyes.

KeraVision must submit the data from these studies to the FDA in a premarket approval application for review.

  If human clinical trials of a device are required, and the device presents a "significant risk," the manufacturer or the distributor of the device will have to obtain FDA approval of an investigational device exemption application with the FDA prior to commencing human clinical trials. An application must be supported by data, typically including the results of animal and laboratory testing. If the FDA approves an investigational device exemption application, human clinical trials may begin at a specified number of investigational sites with a maximum number of patients, as approved by the FDA. FDA regulations govern many important aspects of the clinical investigation of medical products, and require, among other things, obtaining informed consent from clinical subjects, and securing the approval for the clinical protocol from an institutional review board. A review board will consider, among other things, ethical facts, the safety of patients and the possible liability of the institution at which the study will be conducted. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed the recovery of the costs of manufacture, research, development and handling. KeraVision has received FDA approval of an investigational device exemption application for its Phase I, II and III trials for the treatment of myopia with KeraVision Intacs.

  In order to meet FDA requirements for KeraVision Intacs for the treatment of myopia, KeraVision is conducting clinical trials in three phases and has completed Phase III for one range of indication and begun enrollment in Phase II for another range of indication. KeraVision may begin commercialization of KeraVision Intacs in the United States only after the receipt of PMA approval from the FDA.

  The results of the preclinical and clinical studies on medical devices such as KeraVision Intacs are submitted to the FDA in the form of a premarket approval application for approval to commence commercial sales. We cannot assure that the FDA will deem the safety or efficacy data in the premarket approval application sufficiently complete and adequate. If not, a final determination by FDA regarding approval of the device could be delayed while KeraVision performs additional trials. Such trials could add significant new costs and delay to the program, which would materially and adversely affect KeraVision's business, financial condition and results of operation. KeraVision must maintain compliance with all FDA requirements and conditions in an approved application, including product specification, manufacturing process, labeling and promotional material and record keeping and reporting requirements. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA initiated action, which could delay further marketing until the products are brought into compliance.

  Other Regulatory Requirements.   Any products manufactured or distributed by
KeraVision pursuant to a pre-market clearance notification or an approved premarket approval application are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the use of the devices. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

  The FDC Act requires KeraVision and its contract manufacturers to manufacture its products in registered establishments and in accordance with the Quality System Regulation requirements for devices. The Quality System Regulation (21 CFR Part 820, Medical Devices, Current Good Manufacturing Practice) as promulgated by the FDA establishes the current good manufacturing requirements necessary in the design, manufacture and distribution of medical devices to assure product safety and efficacy. As the developer of KeraVision Intacs, KeraVision must meet certain Quality System Regulation requirements. KeraVision would be required to adhere to additional such Quality System Regulation requirements for the development and distribution of the KeraVision Intacs. KeraVision will be required to engage in extensive recordkeeping and reporting and possibly to conduct extensive post-market surveillance or other device follow-up. To supply products for use in the United States, foreign manufacturing establishments must also comply with Quality System Regulation and are subject to periodic inspection by the FDA. KeraVision's manufacturing facilities will be subject to periodic inspections by the FDA and the Food and Drug Branch of the California Department of Health Services. KeraVision's products also will be subject to regulation by state and foreign government agencies.

  KeraVision is also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the National Environmental Policy Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. In addition, new or modified regulations may be promulgated governing KeraVision's potential products that may be more restrictive or that may otherwise alter or affect KeraVision's research and development programs. We cannot assure that KeraVision will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon KeraVision's ability to do business. KeraVision is unable to predict whether any agency will adopt any regulation that would have a material adverse effect on KeraVision's operations.

  All of the above described government regulation and product approval risks apply to KeraVision Intacs and will apply to any future potential product of KeraVision. Government regulation may become more restrictive in the future. We cannot assure that KeraVision will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon KeraVision's ability to conduct business.


 European Government Regulation and Product Testing

  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing approval may be subject to FDA export permit requirements. Failure to comply with regulatory requirements could have a material adverse effect on KeraVision's business, financial condition and results of operations.

  The regulatory environment in Europe for medical devices differs significantly from that in the United States. A total of 15 European countries are grouped in a union with the objective of establishing a single market without internal borders among the member countries and eliminating divergent national requirements. The members of the European Union include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom.

  Products that comply with the requirements of a specified medical directive will be entitled to bear CE marking. Since July 14, 1998, all commercial medical device products have been required to bear CE marking. It is illegal to market such products in the European Union without a CE marking.

  To obtain a CE marking, the product must be assessed and found to conform to the applicable directive. The method of assessing conformity depends on the class of the product, but normally involves some combination of a manufacturer's self-assessment and a third party assessment conducted by a "notified body."
The notified body assessment may consist of an audit of the manufacturer's quality system or specific testing of the product. A manufacturer can sell a product throughout the European Union once it secures an assessment by a notified body in one of the European Union countries.

  The European Union has adopted two directives dealing with medical devices, including the "Active Implantable Medical Devices Directive" and the "Medical Devices Directive," and has proposed a third directive, the "In Vitro Diagnostic Medical Devices Directive," to harmonize the regulatory requirements for medical devices.

  Medical devices such as KeraVision Intacs are regulated under the Medical Devices Directive. A manufacturer may affix CE marking after a determination that the product complies with the essential requirements of this directive and completion of the appropriate conformity assessment procedure as specified by the directive. The conformity assessment requirements are based upon a given product's classification within the directive. Products within the scope of the directive are grouped within four classes: Class I, IIA, IIB and III. A product with a higher classification is considered to have higher risk, and will therefore be subject to more controls in order to obtain CE marking. KeraVision Intacs has been designated as a Class IIB device. Essential requirements under the directive include substantiating that the device meets the manufacturer's performance claims and that any undesirable side effects of the device constitute an acceptable medical risk when weighed against the intended benefits of the device.

  There are two basic options for assessing conformity of devices designated as Class IIB. The first option allows a manufacturer to seek a decision from the notified body that the processes employed in the design and manufacture of a device qualify as a full quality system. Alternatively, manufacturers can seek product certification based on certain control schemes. KeraVision obtained qualification of its processes as a full quality system. Approval of KeraVision's full quality system has been achieved through ISO 9001 certification by an approved notified body. The full quality system encompasses the organizational structure, responsibilities, procedures, processes and resources necessary to assure quality assurance in design, development, production, installation and servicing of its medical devices.

  The Medical Devices Directive also covers the instrumentation supplied by KeraVision for the purpose of implanting KeraVision Intacs. These instruments are classified as Class I and therefore are subject to fewer requirements than KeraVision Intacs.

  Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the Directive and received a favorable decision from the notified body, it may affix CE marking to its product. Based on the current regulatory laws, no additional premarket approvals in the individual European Union countries, Iceland, Liechtenstein or Norway are required. Custom-made devices and devices intended for clinical investigation do not bear CE marking and are subject to particular requirements under the Directive. Manufacturers are required to report serious adverse incidents concerning CE marked devices to the authorities of the countries where the incidents take place. If such incidents occur, the manufacturer may have to take remedial action, perhaps including withdrawal of the product from the European market.

  The directive must be transposed into national law in order to be applied. One member state of the European Union, Belgium, has not yet completed this transposition. This fact does not in itself create an obstacle to placing a CE-marked medical device on the Belgian market, but it may result in practical complications and delays in this country with respect to product introduction, marketing and sales. This transposition process has not created significant differences among the member states of the European Union with respect to compliance with the essential requirements and the conformity assessment process. However, meaningful differences have emerged in at least the following areas: authorities' evaluation of proposed clinical investigation, notification of products and activities, handling of adverse event reporting and language requirements for labels and instructions for use. As the directive does not cover distribution practices, healthcare financing and purchasing, it is expected that there will be significant regulatory variances from country to country in these areas. We cannot assure you that the transposition of the directive into national law will be completed by member countries in a timely fashion, or at all, or that the failure to complete such transposition or variations in national law will not materially and adversely affect KeraVision.

  KeraVision obtained conformity certification under Annex II of the directive in October 1996 from a notified body and thus achieved the right to affix the CE marking to KeraVision Intacs in November 1996. The right to affix the CE mark can be withdrawn by the notified body and no assurance can be given that it will be obtained again in a timely fashion or at all. Furthermore, there can be no assurance that KeraVision's notified body will retain its status as a "notified body."


 Data and Safety Monitoring Board

  KeraVision has established an independent Data and Safety Monitoring Board to serve in a medical monitoring capacity and to review the collective safety and efficacy data generated from KeraVision's various clinical trials. In addition, the members of the Monitoring Board examine representative patients from the United States investigational sites, provide medical advice to the clinical investigators, review any complications and provide suggested guidelines for patient management to the investigators. The Monitoring Board currently consists of three prominent ophthalmologists. Additional individuals will be added to the Monitoring Board, as required. The members of the Monitoring Board are not allowed to be clinical investigators for KeraVision Intacs.


Employees

  As of December 31, 1998, KeraVision had 108 full-time employees, of whom 42 are engaged in, or directly support, KeraVision's research and development activities. KeraVision also has contracts with outside consultants. KeraVision considers relations with its employees to be good. None of KeraVision's employees is covered by a collective bargaining agreement.

  The success of KeraVision and of its business strategy is dependent in large part on the ability of KeraVision to attract and retain key management, scientific and operating personnel. Such persons are in high demand and are often subject to competing employment offers. KeraVision will need to develop expertise and add skilled personnel or retain consultants in such areas as research and development, clinical testing, government approvals, sales, marketing and manufacturing in the future. There can be no assurance that KeraVision will be able to attract and retain the qualified personnel or develop the expertise needed for its business. KeraVision currently has a small research and management group with limited operating experience. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed could have a material adverse effect on KeraVision. KeraVision has an employment agreement with one of its employees.

Executive Officers of the KeraVision

     The executive officers of KeraVision and their ages as of December 31, 1998, are as follows:

Name                                       Age                                     Position
--------------------------------        -------        ---------------------------------------------------------------
Thomas M. Loarie                             52          Chairman of the Board of Directors, Chief Executive Officer
                                                          and President,
Darlene E. Crockett-Billig                   46          Vice President, Regulatory Affairs, Clinical Research and
                                                          Quality Assurance
Mark D. Fischer-Colbrie                      42          Vice President, Finance and Administration, Chief Financial
                                                          Officer
David Heniges                                45          Vice President, Europe
Richard Meader                               53          Vice President, Quality Assurance
Edward R. Newill                             45          Vice President, North American Marketing and Sales
Thomas A. Silvestrini                        46          Vice President, Research and Development
Robert P. Wood                               40          Vice President, Manufacturing

  Thomas M. Loarie has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since September 1987. From 1985 until joining KeraVision, Mr. Loarie served as President of ABA BioManagement, a management service firm specializing in medical technology start-ups, and from 1984 to 1985 he served as President of Novacor Medical Corporation, a manufacturer of cardiovascular implants. Prior to 1984, Mr. Loarie held management positions in four divisions of American Hospital Supply Corporation, now Baxter International, a manufacturer of healthcare products, serving most recently as President of the American Heyer-Schulte Division, where he was responsible for bringing several new implantable devices to the markets of neurosurgery, oncology, urology, plastic surgery and wound management as well as rebuilding the company's international business. Mr. Loarie holds a B.S. degree in engineering from the University of Notre Dame and has completed graduate work in business administration at the Universities of Chicago and Minnesota. Mr. Loarie also serves as a member of the Executive Committee of the Company, a director of the Health Industry Manufacturers Association and serves on the Board of the California Healthcare Institute.

  Darlene E. Crockett-Billig has served as Vice President, Regulatory Affairs and Clinical Research of the Company since February 1988. From 1986 to 1988, she served as Regulatory Affairs Manager for CooperVision Ophthalmic Products, an ophthalmic device manufacturer, where she was responsible for all FDA submissions, product approval strategies and regulatory compliance. Prior to that time, Ms. Crockett-Billig spent ten years in management and laboratory supervision positions with Miles Laboratories and Medtronic, Inc., two healthcare products manufacturers. Ms. Crockett-Billig received her B.A. in Biology from Augustana College and her M.B.A. from the College of St. Thomas, Minnesota.

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

  David Heniges has served as Vice-President Europe since July, 1998. Mr. Heniges was most recently VP Global Marketing for Baxter International's Cardiovascular Surgery Division. Prior to that position, Mr. Heniges was VP Worldwide Business Development for IOLAB, a division of Johnson&Johnson. Mr. Heniges worked for Johnson&Johnson for 23 years. (update needed)

  Richard Meader has served as Vice-President, Quality Assurance since September, 1998. Mr. Meader was most recently VP Regulatory and Quality Affairs for B. Braun/McGaw Inc., a $350 million-a-year maker of medical device systems for drug delivery and a provider of pharmacy out-source services.

  Edward R. Newill has served as Vice President, Marketing and Sales since May 1996. Mr. Newill has 21 years of international experience in a broad range of surgical specialties including plastic surgery, which like vision correction surgery is consumer-based and non-reimbursed by insurers. Mr. Newill held management positions with Mentor from 1990 to 1996. Mr. Newill holds a B.S. in General Business from Miami University and a Masters International Management from American Graduate School of International Management.

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

Risk Factors Affecting the Company, its Business and its Stock Price

KeraVision is incurring operating losses.

  KeraVision has generated only limited revenues to date and has experienced significant operating losses every year since 1986. KeraVision expects to incur substantial and increasing operating losses for at least the next year and until sufficient revenue and margin can be generated to offset expenses, including increasing expenses for sales and marketing efforts. KeraVision cannot predict the amount of net losses and the time required for it to reach profitability. KeraVision is still developing products for sale in the United States market and is subject to the uncertainties and risks associated with developing products and beginning sales efforts. As a result, KeraVision's future operating losses may be even greater than we currently anticipate.

KeraVision will need significant additional capital in the near future.

  KeraVision will be required to commit substantial resources to conducting the research and development, clinical studies and regulatory activities necessary to bring any potential medical device products to market. KeraVision will be required to commit additional resources to establish production, marketing and sales capabilities for any product that will be brought to market. We do not anticipate that KeraVision's current cash, cash equivalents and short-term investments or financing plans will be sufficient to fund KeraVision's operations to profitability or through the receipt of FDA approval to market and sell KeraVision Intacs for the treatment of myopia in the United States. KeraVision will need to raise substantial additional funds for these purposes. KeraVision may seek such additional funding through collaborative arrangements and through public or private debt or equity financings. Any additional equity financing will be dilutive to you as a stockholder to the extent you do not participate in the financing, and any debt financing, if available, may restrict KeraVision's future ability to pay dividends on its capital stock or the manner in which KeraVision conducts its business. KeraVision currently has no commitments for any additional financings, and we cannot assure you that any such financings will be available. Nor can we assure you that funds from these financings will be available when needed or available on terms favorable to KeraVision. If KeraVision fails to obtain sufficient funds, it may need to delay, scale back or eliminate some or all of its research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that it would otherwise seek to develop itself. Such actions would adversely affect KeraVision's business and financial condition.


KeraVision relies on a single product.

  KeraVision has concentrated its efforts primarily on the development of KeraVision Intacs for the correction of myopia and will be dependent upon the successful development of that product to generate revenues. KeraVision has performed only limited research on other applications of KeraVision Intacs technology. We cannot assure that KeraVision Intacs technology will prove safe and effective in vision correction, or that if proven safe and effective, KeraVision will commercialize the technology successfully.


The FDA has not yet approved KeraVision Intacs and related instrumentation.

  KeraVision must submit extensive clinical data and supporting information to the FDA to secure FDA approvals and clearances. The FDA has not yet approved KeraVision Intacs for marketing or sale for the treatment of myopia in the United States. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. KeraVision may also be required to demonstrate that KeraVision Intacs represents an improved form of treatment over existing alternatives or that the expected benefits of KeraVision Intacs outweigh any of the risks associated with its use. Moreover, product approvals and clearances can be withdrawn by the FDA if KeraVision does not comply with regulatory standards or if unforeseen problems occur following initial marketing.

  Delays or failures in obtaining FDA regulatory approvals would likely cause KeraVision's stock price to drop, adversely affect or prevent the marketing of KeraVision Intacs, impair KeraVision's ability to generate funds from operations, and may furnish a competitive advantage to other companies.


The development of KeraVision's products and KeraVision's future revenue are uncertain.

  KeraVision Intacs will require additional clinical studies and a significant investment of capital before full commercialization in the United States. To obtain revenues KeraVision must, alone or with others, successfully develop, obtain regulatory approval for, manufacture and market products. The time frame for any products and potential products, including KeraVision Intacs, to succeed in the market is long and uncertain. KeraVision completed the development of KeraVision Intacs in November 1996. KeraVision has received approval to market KeraVision Intacs in the European Union and Canada; however, we cannot assure that KeraVision will successfully complete its research and development efforts for this or other products to be marketed elsewhere. Nor can we assure that KeraVision Intacs will perform in the manner anticipated, or that we will experience the results observed in animal, eye-bank or human nonfunctional and sighted-eye testing in long-term use of KeraVision Intacs. We also cannot assure that KeraVision Intacs will prove to be safe or effective over the long term in correcting vision. If KeraVision Intacs fails to perform as anticipated our business and financial condition may be jeopardized.

KeraVision's operations must comply with government standards.

  As the developer of KeraVision Intacs, KeraVision is required to satisfy government regulations, including extensive testing, control, documentation and other quality assurance procedures and standards. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution, and could have a material adverse effect on KeraVision's business, financial condition and results of operations. If KeraVision Intacs is approved for the correction of myopia, KeraVision Intacs will be subject to additional post-market testing and surveillance programs required by regulatory agencies. KeraVision will be required to engage in extensive record keeping and reporting, and possibly to conduct extensive post-market surveillance or other device follow-up. In addition, as KeraVision expects to manufacture KeraVision Intacs internally it will also be required to adhere to additional FDA requirements for the development and distribution of KeraVision Intacs. KeraVision's ongoing compliance with the government's quality system regulation, labeling and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries.


KeraVision must comply with foreign regulatory requirements.

  KeraVision's success depends, in substantial part, on its ability to successfully market and sell KeraVision Intacs and other products it may develop in markets outside the United States. We cannot guarantee that KeraVision will obtain the requisite approvals of foreign countries for the intended use of KeraVision Intacs or any of its products. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals in foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing clearance may be subject to FDA export permit requirements.


Governmental regulations applicable to KeraVision Intacs may become more restrictive in the future.

  Government regulations that apply to KeraVision Intacs or other products developed by KeraVision may become more restrictive in the future. We cannot assure that KeraVision will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect on KeraVision's ability to conduct business. See "KeraVision, Inc.--Business--United States Government Regulation and Product Testing" and "KeraVision, Inc.--Business--European Government Regulation and Product Testing."


KeraVision needs market acceptance of KeraVision Intacs and other products.

  KeraVision's future performance depends, to a substantial extent, upon the degree of market acceptance of KeraVision Intacs, and on KeraVision's ability to successfully manufacture, market, deliver and support KeraVision Intacs. We cannot assure you that KeraVision Intacs or any future product that KeraVision develops will achieve or maintain acceptance in their target markets. To be successful KeraVision Intacs will have to be accepted by ophthalmic surgeons as well as by patients. To date, KeraVision has sold its product primarily in Canada, France and Germany, and has so far received only limited acceptance and generated only limited revenues. Many surgeons in these countries and throughout the world may have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques. KeraVision intends to market its proposed products to people whose vision can be corrected with eyeglasses or contact lenses. We cannot assure you that these persons will elect to undergo surgical insertion of KeraVision Intacs when such nonsurgical vision-correction alternatives are available. The extent of, and rate at which, KeraVision Intacs and future products achieve market acceptance and penetration is a function of many variables including price, safety, efficacy, reliability and marketing and sales efforts. Similar risks may confront other products KeraVision develops in the future.


The cost of KeraVision Intacs and the availability of other established corrective products may limit the potential market for KeraVision Intacs.

  KeraVision's target market currently is limited to healthy patients who have mild to moderate myopia without significant astigmatism and are generally over the age of 21. We cannot assure you that even this target population will prefer refractive surgery to current and future alternatives for visual correction. KeraVision believes that the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery may further limit the potential market for KeraVision Intacs. KeraVision also expects that the relative attractiveness and affordability of other refractive surgical techniques will affect the market.

Long-term follow-up data may not demonstrate that KeraVision Intacs is safe.

  The KeraVision Intacs technology is a relatively new technology. KeraVision has developed only limited clinical data to date on the safety and efficacy of KeraVision Intacs in correcting myopia, and KeraVision has not yet developed any long-term safety or efficacy data. KeraVision Intacs is in clinical trials, and KeraVision cannot yet determine if KeraVision Intacs will prove to be effective for the predictable treatment of myopia. We cannot assure you that the initial clinical trial results are necessarily indicative of the degree of safety or efficacy that KeraVision Intacs will achieve in the long term.


Complications and visual side effects associated with KeraVision Intacs may affect KeraVision's ability to obtain regulatory approval or gain market acceptance for KeraVision Intacs.

  All surgical procedures, including the KeraVision Intacs procedure, involve some inherent risk of complications. Although no patient has suffered any serious or lasting injury to the eye or any material loss of vision, some patients who have received KeraVision Intacs have experienced various complications. These complications include induced astigmatism, infection, decentered placement and a reduction in central corneal sensation. In addition, patients undergoing the KeraVision Intacs procedure have reported certain visual side effects. These include glare, haloes and other visual symptoms associated with low-light conditions. We cannot assure you that these complications or side effects will not be serious or lasting or will not impair or preclude KeraVision from obtaining regulatory approval for its potential products or the acceptance of the product by patients or ophthalmologists.


KeraVision depends on key personnel and needs to hire additional key personnel.

  KeraVision's success depends in large part on its ability to attract and retain key management, scientific and operating personnel. KeraVision currently has a small research and management group. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed could limit KeraVision's ability to maximize the potential of KeraVision Intacs and develop new products. Such persons are in high demand and often receive competing employment offers. KeraVision also will need to develop expertise and add skilled personnel or retain consultants in such areas as clinical testing, government approvals, sales, and marketing and manufacturing. We cannot assure you that KeraVision will be able to attract and retain the qualified personnel or develop the expertise needed for its business.

KeraVision's manufacturing operations must pass government inspections.

  As the manufacturer of KeraVision Intacs and potential products, KeraVision's operations must undergo quality service regulation compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. Third parties manufacturing KeraVision instrumentation may similarly be affected. We cannot assure that KeraVision or these third parties will be able to obtain necessary regulatory approvals in a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on KeraVision's business, financial condition and results of operations.

KeraVision has limited manufacturing experience.

  KeraVision has limited ability to manufacture a large volume of products and limited experience in manufacturing medical devices or other products. To be successful, KeraVision must manufacture its products and potential products in commercial quantities in compliance with regulatory requirements at acceptable costs. Production of commercial-scale quantities will involve technical challenges for KeraVision. In addition, if KeraVision established its own commercial-scale manufacturing capability it would incur significant scale-up expenses including the need to expand its facilities and hire additional personnel. KeraVision may seek collaborative arrangements with other companies to manufacture products and potential products, including KeraVision Intacs. We cannot assure you that KeraVision will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. If we are dependent upon third parties for the manufacture of our products and proposed products, then our profit margins and ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, we cannot provide any assurance that such parties will adequately perform, and any failures by third parties may impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

KeraVision has limited sales and marketing experience.

  KeraVision has only sold products in Canada in mid-1998 and Europe since late-1998 and has yet to receive authorization to sell its products in the United States. If KeraVision obtains the necessary regulatory authorization to sell its products in the United States, KeraVision plans to market and sell its products through a direct sales force or a combination of a direct sales force and distributors. We cannot assure you that KeraVision's sales effort will be successful. To successfully market and sell its products, KeraVision will need to hire a sales force that has established relationships with physicians. KeraVision also needs to hire personnel with consumer marketing skills. KeraVision will need significant resources to recruit and retain skilled sales management, direct sales persons or distributors. To the extent that KeraVision enters into distribution arrangements for the sale of its products, KeraVision will be dependent on the efforts of third parties. We cannot assure you that such efforts will be successful.


KeraVision's international sales and operations may be limited or disrupted.

  KeraVision is currently selling KeraVision Intacs and instrumentation to customers in Canada, Germany and France. In addition, KeraVision is seeking to expand its sales efforts in other countries in Europe and Asia. International sales and operations may be limited or disrupted by:

  .  the imposition of the regulatory approval process;

  .  changes in regulatory standards;

  .  government controls;

  .  price controls; and

  .  trade restrictions.

  Additionally, KeraVision's sales and financial condition could be affected by fluctuations in currency exchange rates or increases in duty rates.


The field of research and development of vision correction alternatives is very competitive.

  KeraVision is engaged in a rapidly evolving field. Many public and private companies, universities and research laboratories engage in activities relating to research on vision correction alternatives. We cannot assure you that KeraVision's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those KeraVision is developing or that would render its technology and proposed products obsolete or noncompetitive.

  Other companies, most of which are larger and better financed than KeraVision, are engaged in the refractive surgery market. We cannot assure you that KeraVision's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those KeraVision is developing or that would render its technology and proposed products obsolete or noncompetitive. Four companies have received approval to market their products in the United States. In addition, a number of other large entities currently market and sell laser systems overseas for use in refractive surgery, including Bausch and Lomb, Aesculap-Meditec GmbH, and Schwind, several of whom are seeking to obtain FDA approval to sell their products in the United States. See "KeraVision, Inc.--Business--Competition."

  These companies and institutions represent significant long-term competition for KeraVision. In comparison to KeraVision, they have:

  .  substantially greater resources;

  .  greater research and development staffs;

  .  better facilities;

  .  more experience in research and development;

  .  more experience in preclinical and human clinical studies

  .  more experience obtaining regulatory approval; and

  .  more experience manufacturing and marketing medical device products.


There is a risk of product liability litigation and insurance may be unavailable.

  KeraVision faces a risk of exposure to product liability claims or product recalls if the use of KeraVision Intacs or other future potential product is alleged to have resulted in serious adverse effects. We cannot assure you that the precaution that KeraVision takes with respect to these risks will prevent it from incurring significant liability. We cannot assure you that we have obtained adequate product liability insurance coverage or that the coverage we have obtained will continue to be available at an acceptable cost, if at all, before or after commercialization of any of KeraVision's products. A product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on KeraVision's business or financial condition. See "KeraVision, Inc.--Business-- Product Liability."


KeraVision depends on one supplier who will discontinue manufacturing raw material needed by KeraVision.

  KeraVision currently purchases the raw material used in manufacturing KeraVision Intacs from a single source. This sole-source supplier has given KeraVision notice that it will discontinue its manufacture of the particular material KeraVision uses. KeraVision has agreed to purchase a significant amount of this material, which KeraVision expects will be delivered over the next twelve months. We cannot assure you that:

  .  the supplier will timely deliver the raw material;

  .  interruptions in supplies will not occur in the future; or

  . KeraVision will not have to obtain substitute vendors, which would require additional regulatory submissions.

Any interruption of supply would have a material adverse effect on KeraVision's ability to manufacture its products which could have a material adverse effect on its business, financial condition or results of operations.


Year 2000 computer problem may affect KeraVision's computer systems.

  The Year 2000 computer problem is caused by the inability of some software and hardware to handle dates after December 31, 1999. Some of KeraVision's or its suppliers' computer systems could fail or miscalculation could occur, causing disruptions or operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  Based on recent assessments, KeraVision determined that it would be required to replace a small portion of its software so that those systems will properly utilize dates beyond December 31, 1999. KeraVision has determined that all of its critical business systems already are Year 2000 compliant. Assessment, testing and remediation are proceeding in tandem, and KeraVision currently plans to have all modifications to systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems KeraVision uses, including manufacturing, sales, finance and human resources. KeraVision is also actively working with its largest suppliers of products and services to determine that these suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. KeraVision has reviewed its product line and determined that all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant.

  To date, KeraVision has incurred less than $5,000 in costs related to these programs. KeraVision currently expects that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $60,000. The total cost estimated does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. KeraVision based the total costs estimate on the current assessment of the projects. The estimate is subject to change as the projects progress. Due to KeraVision's reliance on widely used software packages that have been certified as Year 2000 compliant, KeraVision has not developed a formal contingency plan for software. Should unforeseen problems surface during KeraVision's testing of those packages, KeraVision will evaluate its alternatives, such as utilizing different software packages. KeraVision is currently working on developing contingency plans to increase inventories and raw materials in preparation for the Year 2000. This plan is currently in the development stages and should be finalized by mid-1999. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal systems will have a material adverse effect on KeraVision's financial condition or overall trends in results of operations; however, we cannot predict to what extent KeraVision may be affected by such matters. We cannot guarantee that any system of other companies, on which KeraVision's systems rely and which are not Year 2000 compliant, will be year 2000 compliant in a timely fashion and would not have an adverse effect on KeraVision's systems.

KeraVision's ability to obtain and maintain patents on KeraVision Intacs and its technology will determine KeraVision's success.

  KeraVision's commercial success depends in part on acquiring and maintaining patent and trade secret protection of KeraVision Intacs technology, KeraVision Intacs and any other potential products it seeks to develop. We cannot assure you that KeraVision will be successful in obtaining additional necessary patents or license rights; KeraVision's processes or products will not infringe patents or proprietary rights of others; or that any issued patents will provide KeraVision with any competitive advantages or will withstand challenges by third parties.

  KeraVision is aware of ongoing academic research on both solid and injectable forms of corneal inserts. We cannot assure you that others will not independently develop similar products or duplicate KeraVision Intacs or design products that circumvent any patents used by KeraVision.

  In addition, KeraVision could incur substantial costs in defending against patent litigation or in bringing suits to protect its patents against infringement. If the outcome of any such litigation is adverse to KeraVision, its business could be adversely affected.

  KeraVision also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees, consultants, investigators and advisors. We cannot assure you that these agreements will not be breached, that KeraVision will have adequate remedies for any breach, or that competitors will not otherwise discover KeraVision's trade secrets and proprietary know-how.

Item 2.  Properties
-------  ----------

  KeraVision's primary manufacturing, R&D and administrative facilities occupy approximately a total of approximately 40,000 square feet of space in two locations in Fremont, California. The facilities is subject to leases which expire in 1999. The current monthly rent is approximately $29,000. The Company's European sales facilities occupy approximately 3,300 square feet of space in Chatenay-Malabry, France. The facility is subject to a lease which expires in 1999. The current monthly rent is approximately $4,500. The Company believes that this space is adequate for its immediate needs, and that it will be able to renew its lease or obtain additional space as necessary.

Item 3.  Legal Proceedings update from last 10-Q
------   ----------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders update
------   ----------------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended December 31, 1998.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
------   ----------------------------------------------------------------
         Matters
         -------

         The following table sets forth, for the periods indicated, the high and low trading prices for the Company's common stock as reported on the Nasdaq National Market.

Calendar Year                                              High                       Low
----------------------------------------------    ---------------------     ---------------------
1998
First quarter                                             $  8.25                    $ 5.25
Second quarter                                             10.625                      7.25
Third quarter                                               8.063                      4.25
Fourth quarter                                              13.50                     8.625

1997
First quarter                                             $ 15.00                    $10.00
Second quarter                                              10.50                      6.75
Third quarter                                              10.188                      7.00
Fourth quarter                                               8.50                     5.125

     The closing stock price on February 24, 1999 was $12.063. The Company reported 274 stockholders of record and 8,794 beneficial holders of the Company's common stock on February 24, 1999.

     The Company has not historically paid cash dividends. The Company does not anticipate paying cash dividends in the foreseeable future.


Item 6.  Selected Financial Data
------   -----------------------

                                                                                      Year Ended December 31,
(in thousands, except per share data)             1998                1997               1996              1995              1994
Statement of Operations Data
Net sales.....................................      $    835            $     355          $     137               $--          $--

Costs and expenses:
  Cost of sales and manufacturing expenses.....        4,386                3,701                319                --           --
  Research and development.....................       11,356               10,774             10,888             6,527        5,146
  Selling, general and administrative..........        9,693                6,405              3,930             1,725        1,262
Total costs and expenses.......................       25,435               20,880             15,137             8,252        6,408
                                                   ---------           ----------          ---------          --------      -------
Operating loss.................................      (24,600)             (20,525)           (15,000)           (8,252)      (6,408)

Interest income, net...........................          563                1,129              2,121             1,203          425
Other expense..................................           --                   --                 --               (57)        (114)


Net loss.......................................     $(24,037)            $(19,396)          $(12,879)          $(7,106)     $(6,097)

                                                     =======           ==========          =========          ========     =========

Basic and diluted net loss per share applicable
    to common stockholders.....................       $(2.16)              $(1.55)            $(1.04)           $(1.05)      $(4.52)

Shares used in calculation of net loss per
    share......................................       12,686               12,528             12,342             6,757        1,348

                                                                                 December 31,
                                              -----------------------------------------------------------------------------
(in thousands)                                    1998             1997             1996           1995             1994
-----------------------------------------      ----------       ---------         ---------      ---------        ---------
Balance Sheet Data
Cash, cash equivalents and
 available-for-sale investments..........    $  7,728            $ 14,113           $ 32,065     $ 44,703           $  5,909

Working capital..........................       4,915              11,820             30,435       43,205              4,935
Total assets.............................      11,184              17,345             35,485       45,919              6,934
Capital lease obligations, noncurrent....         821                 850                793          114                210
Redeemable convertible preferred stock...      17,489                  --                 --           --             27,844
Accumulated deficit......................     (90,092)            (62,678)           (43,282)     (30,403)           (23,440)
Total stockholders' equity (net capital
 deficiency).............................     (11,447)             12,937             31,765       44,035            (22,144)



Item 7.  KeraVision Management's Discussion and Analysis of Operations
------   -------------------------------------------------------------

    The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

  Since its founding in November 1986, the Company has been engaged in the research and development of the KeraVision Intacs and related technology. Although the Company recorded its first revenue in the quarter ended December 31, 1996, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1999 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not significantly accelerate in the foreseeable future. Furthermore, the Company expects its overall expenses to increase as its sales and marketing activities grow.

  On February 16, 1999, the Company's Pre-Market Approval application to sell Intacs was deemed "approvable" by the U.S. Food and Drug Administration (FDA). On January 12, 1999, the Ophthalmic Devices Panel of the FDA unanimously recommended approval with conditions for the Company to sell its initial product, Intacs, in the range of -1.0 to -3.5 diopters. The Company has enrolled a limited number of patients in the range of -0.5 and -1.0 diopters and -3.5 to -5.0 diopters in a Phase III trial. In May 1998, the Company received regulatory approval in Canada to sell KeraVision Intacs in the range of -1.0 to -5.0 diopters; the Company has subsequently begun limited commercial sales in Canada. In late 1996, the Company was granted the right to affix the CE mark on KeraVision Intacs for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries.

  The research, manufacture, sale and distribution of medical devices such as KeraVision Intacs are subject to numerous regulations, imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including KeraVision Intacs, must be cleared or approved by the FDA. Securing FDA approvals and clearances will require the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. After approvals have been given, product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European countries.

  There can be no assurance that the Company's research and development efforts will be successfully completed, and until the development and testing processes for KeraVision Intacs are complete, there can be no assurance that KeraVision Intacs will perform in the manner anticipated. Although the Company does have approval to sell product in the European Union and Canada, there can be no assurance that KeraVision Intacs will prove to be safe or effective over the long term in correcting vision, that the product will be approved for marketing by the FDA or other government agencies or that KeraVision Intacs or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of KeraVision Intacs or any other potential products or ever achieve profitable operations.

Years ended December 31, 1998 and 1997

  Net revenues for 1998 increased to $835,000 from $355,000 in 1997, primarily as a result of increased unit shipments associated with the Company's limited product launch into the Canadian market. Sales to customers in Canada represented 51% of net sales in 1998.

  Cost of sales exceeded revenues reflecting currently low production volumes and certain fixed costs associated with the Company's higher volume manufacturing capabilities.

  Research and development expenses for the year ended December 31, 1998 were $11.4 million compared to $10.8 million incurred in the prior year. Research and development expenses in 1998 represented 46% of the $24.6 million loss from operations, and in 1997 represented 53% of the $20.5 million loss from operations. The Company expects research and development expenses to remain relatively stable as certain studies are completed and replaced with new indications.

  Selling, general and administrative expenses in 1998 were $9.7 million, an increase of $3.3 million from 1997. The increase in spending reflects increased staffing and associated expenses, in addition to increased marketing efforts related to our limited launch in Canada and a pending U.S. launch dependent on FDA regulatory approval.

  The Company recorded $563,000 of net interest income for the year ended December 31, 1998, as compared to $1.1 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss in 1998 was $24.0 million, an increase of $4.6 million from the net loss of $19.4 million in 1997. The net loss per share applicable to common stockholders was $2.16. This per share calculation includes the effect of a deemed dividend of $2.5 million, in addition the effect of a dividend of $846,000 to preferred stockholders as part of the Series B Redeemable Convertible Preferred Stock financing. The Company believes that its net loss could significantly increase in future periods.

Years ended December 31, 1997 and 1996

  Net revenues for 1997 increased to $355,000 from $137,000 in 1996 as a
result of increased unit shipments.   1997 results include a full year of
commercial shipments to the European Market.

  Cost of sales exceeded revenues reflecting currently low production volumes and certain fixed costs associated with the Company's higher volume manufacturing capabilities.

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

Tax Matters

  As of December 31, 1998, the Company had federal, state and French net operating loss carryforwards of approximately $66.3 million, $16.9 million and $3.7 million, respectively. The Company also had federal and state research and experimentation credit carryforwards of approximately $1.3 million and $1.0 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1999 through 2018, if not utilized. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions.

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

Liquidity and Capital Resources

  The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. On June 12, 1998, the Company completed the sale of Series B Convertible Preferred Stock with net proceeds to the Company of $16.6 million. Cash used in operating activities for 1998 has increased to $23.0 million from $18.0 million in the prior year, reflecting increased selling, general and administrative, research and development and increased negative gross margins. Cash, cash equivalents and available-for-sale investments were $7.7 million at December 31, 1998. Capital expenditures for 1998 and 1997 were $0.7 million and $0.5 million, respectively.

On December 23, 1998 the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq: TSND) and its anticipated net cash balance of about $8 million. This transaction will be accounted for as an acquisition of assets. Under the agreement, Transcend will wind down its operations as a drug development company and no Transcend employees will be retained after the closing of the transaction. According to the terms of the agreement, Transcend will become a wholly owned subsidiary of the Company. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium of 30 percent. Certain stockholders of Transcend have agreed to vote in favor of the merger. In addition, KeraVision will be entitled to a breakup fee of $500,000 if the agreement is terminated for certain reasons. In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which were advanced on March 25, 1999. Borrowings under the loan are secured by substantially all of the company's assets except for intellectual property. In conjunction with the loan, the KeraVision granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance.

  KeraVision expects to continue to incur substantial expenses in support of additional research and development and sales and marketing activities, including cost of clinical studies, manufacturing costs, the expansion of its sales and marketing organization and the support for ongoing administrative activities. Management's planned expenditures for 1999 exceed current cash, cash equivalents and available-for-sale investments, and the funds to be received from the Transcend acquisition and the Senior Term Loan. Management believes that sufficient funds will be available from additional investors to support planned operations through December 1999. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary additional capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through December 31, 1999. These actions would have material adverse effects on the Company's business, results of operations and prospects.

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

   Based on recent assessments, the Company determined that it would be required to replace a small portion of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company has determined that all of its critical business systems are already year 2000 compliant. Assessment, testing and remediation are proceeding in tandem, and the Company currently plans to have all modifications to systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, finance and human resources. KeraVision is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. The Company reviewed its product line and determined that all of the products it has sold and will continue to sell do not require remediation to be year 2000 compliant. There can be no guarantee that any system of other companies, on which the Company's systems rely and which are not year 2000 compliant, will be year 2000 compliant in a timely fashion and would not have an adverse effect on the Company's systems.

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

  Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems, will have a material adverse impact on the Company's financial condition or overall results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

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

Market Risk Disclosure
----------------------

     Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to ensure the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations. All investments mature, by policy, in one year or less.

                                                                                                                      Fair Value
(in thousands)                         1999          2000          2001          2002           2003    Total           12/31/98
--------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents
   Fixed rate                        $1,449           $--           $--           $--            $--     $1,449        $   1,449
   Average interest rate               2.87%
Available-for-sale investments
   Fixed rate                         6,279            --            --            --             --      6,279            6,279
   Average interest rate                5.3%

Total investments
   Securities                         7,728            --            --            --             --      7,728            7,728
   Average interest rate               4.85%

Long-Term Debt:
   Fixed rate                           646           563           233           150             --      1,592            1,592
   Average interest rate              13.93%        13.94%        16.47%        17.77%

     Foreign Currency Risk

     The Company transacts business in French Francs, German Deutsch Marks and Canadian dollars. Transactions in foreign currency are minimal and do not have a material impact on the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

     See Item 14(a) for an index to financial statements and supplementary information.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                   PART III

          Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders scheduled to be held May 26, 1999, and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

          Information with respect to the Registrant's directors required by this Item is incorporated by reference from the information under the caption "Election of Directors--Board of Directors" in the Registrant's Proxy Statement.

          Information as to the Registrant's executive officers is set forth in "Item 1 -- Business -- Executive Officers of the Company" of this Form 10-K.

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

                                    PART IV

Item 14.  Exhibits,Financial Statement Schedules and Reports on Form 8-K
          --------------------------------------------------------------

(a) (1) The following financial statements and Report of Ernst & Young LLP, Independent Auditors, are filed as part of this report:

                                                                                          Page
                                                                                          ---
   Report of Ernst & Young, Independent Auditors                                           35

   Consolidated Balance Sheets at December 31, 1998 and 1997                               36

   Consolidated Statements of Operations Years Ended December 31,
       1998, 1997 and 1996                                                                 37

   Consolidated Statements of Redeemable Convertible
       Preferred Stock and Stockholders' Equity (net capital
       deficiency) Years Ended December 31, 1998, 1997 and 1996                            38

   Consolidated Statements of Cash Flows
       Years Ended December 31, 1998, 1997, and 1996                                       39

   Notes to Consolidated Financial Statements                                              40

    (2)  Financial Statement Schedule

       Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


   Exhibit
   Number                                        Description                                                    Page Number
 ---------------------------------------------------------------------------------------------------------------------------

    2.1       Agreement and Plan of reorganization by and among KeraVision, Inc. KVTT acquisition corporation and Transcend Theraputics, Inc. dated as of December 22, 1998.
    3.1       Amended and Restated Certificate of Incorporation of Registrant.(2)
    3.2       Bylaws of Registrant.(1)
    3.3       Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible
              Preferred Stock of KeraVision, Inc.
    4.1       Preferred Shares Rights Agreement, dated as of August 18, 1997, between Registrant and Bank
              Boston, N.A. (7)
    4.2       KeraVision, Inc. Investors' rights Agreement.
   10.1       Form of Indemnification Agreements for directors and officers.(1)
   10.2       1987 Stock Option Plan and forms of agreements thereunder.(1)(2)
   10.3       1995 Stock Plan, as amended.(2)
   10.4       1995 Directors' Option Plan and form of subscription agreement.(4)(2)
   10.5       401(k) Plan.(1)(2)
   10.6       Fremont Office Lease dated August 20, 1993 and all amendments thereto.(1)
   10.7       Kilmer License Agreement, dated December 31, 1992.(1)
   10.8       Manufacturing Agreement dated October 1, 1992.(1)(3)
   10.9       Form of Warrant for Series D Preferred Stock between Registrant and certain holders of Common
              Stock of Registrant.(1)
  10.10       Promissory Notes, dated January 29, 1988, March 8, 1988, March 8, 1989, October 30, 1991, April
              12, 1993 and November 7, 1993, executed by Thomas Loarie in favor of the Registrant and all amendments thereto. (8)
  10.11       Promissory Notes, dated September 17, 1990, October 30, 1991, October 30, 1991, and November 7,
              1993, executed by Thomas Silvestrini in favor of the Registrant and all amendments thereto. (8)
  10.12       Promissory Note, dated November 7, 1993, executed by Mark Fischer-Colbrie in favor of the
              Registrant and all amendments thereto.(9)
  10.13       Promissory Notes, dated March 8, 1988, March 8, 1988, March 8, 1989, October 30, 1991, and
              November 7, 1993, executed by Darlene Crockett-Billig in favor of the Registrant and all amendments thereto.(8)
  10.14       Consulting Agreement dated January 19, 1994 between the Registrant and John R. Gilbert, and all amendments thereto.(1)
  10.15       Information and Registration Rights Agreement between the Registrant and holders of the Preferred
              Stock of the Registrant, dated as of November 19, 1992.(1)
  10.16       Consulting Agreement dated January 1, 1996 between the Registrant and John R. Gilbert(4)
  10.17       Employment Agreement dated January 1997 between the Registrant and Thomas M. Loarie.(2)(6)
  10.18       Distribution Agreement dated as of October 31, 1996 by and between the Registrant and AM Peschke, a German corporation.(5)(6)
  10.19       1997 Employee Stock Option Plan.(2)
  10.20       Form of Change of Control Agreement entered into between Registrant and Chief Executive Officer in May 1997.(2)
  10.21       Form of Change of Control Agreement entered into between Registrant and Executive Officers in May
              1997.(2)
  10.22       Promissory notes, dated April 1, 1998, executed by Thomas Loarie in favor of the Registrant(8)
  10.23       Promissory note, dated April 1, 1998, executed by Mark Fischer-Colbrie in favor of the Registrant(8)
  10.24       Promissory note, dated April 1, 1998, executed by Thomas Silvestrini in favor of the Registrant(8)
  10.25       Promissory notes, dated September 1, 1998 executed by Thomas Loarie in favor of Registrant(8)
  10.26       Promissory notes, dated September 1, 1998 executed by Darlene Crokett-Billigin in favor of Registrant(8)
  10.27       Promissory notes, dated September 1, 1998 executed by Thomas Silvestrini in favor of Registrant(8)
  10.28       Promissory notes, dated September 1, 1998 executed by Mark Fischer-Colbrie in favor of Registrant(8)
  10.29       Master loan and security agreement dated as of March 25, 1999 between Registrant in favor of
              Transamerica Business Credit Corporation.
   23.1       Consent of Ernst & Young LLP, Independent Auditors.
   24.1       Power of Attorney.  (See signature page)
     27       Financial Data Schedule

-----------------------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective on July 27, 1995.

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

(10) (b)  The Company filed the following reports on Form 8-K during the year ended December 31, 1998:

     Report Date:  August 26, 1998
     Item 5.  Other Events

     Pioneering Ring technology for nearsighted people to receive full PMA review by FDA.

     Report Date:  August 3, 1998
     Item 5.  Other Events

     KeraVision Appoints to Board Peter L. Wilson, Former President of Richardson Vicks USA.

     Report Date:  July 23, 1998
     Item 5.  Other Events

     KeraVision Appoints 23-Year J&J Veteran as VP-EuropeMenlo Park, California on this 27th day of March 1999.

     Report Date:  July 23, 1998
     Item 5.  Other Events

     KeraVision reports second quarter results.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 30th day of March 1999.

                               KERAVISION, INC.

                                By:  /s/Mark Fischer-Colbrie
                                     -----------------------
                                        Mark Fischer-Colbrie
                                     Vice President, Finance and
                Administration, Chief Financial Officer and Assistant Secretary
                            (Principal Financial and Accounting Officer)


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

              Signature                                        Title                                  Date
-------------------------------------  -----------------------------------------------------  --------------------

/s/Thomas M. Loarie                    Chairman of the Board of Directors, President and       March 30, 1999
-----------------------------------    Chief Executive Officer (Principal Executive Officer)
(Thomas M. Loarie)

/s/Mark Fischer-Colbrie                Vice President, Finance and Administration, Chief       March 30, 1999
-----------------------------------    Financial Officer, and Assistant Secretary
(Mark Fischer-Colbrie)                 (Principal Financial and Accounting Officer)

/s/Charles Crocker                     Director                                                March 30, 1999
-----------------------------------
(Charles Crocker)

/s/John R Gilbert                      Director                                                March 30, 1999
-----------------------------------
(John R. Gilbert)

/s/Kathleen D. La Porte                Director                                                March 30, 1999
-----------------------------------
(Kathleen D. La Porte)

/s/Lawrence Lehmkuhl                   Director                                                March 30, 1999
-----------------------------------
(Lawrence Lehmkuhl)

/s/Kshitij Mohan                       Director                                                March 30, 1999
-----------------------------------
(Kshitij Mohan)

/s/Arthur M. Pappas                    Director                                                March 30, 1999
-----------------------------------
(Arthur M. Pappas)

/s/Peter L. Wilson                     Director                                                March 30, 1999
-----------------------------------
(Peter L. Wilson)

Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
KeraVision, Inc.

          We have audited the accompanying consolidated balance sheets of KeraVision, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, and redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeraVision, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP



February 3, 1999,
except for Note 9, as to which the date is March 25, 1999
San Jose, California


                                                         KERAVISION, INC.
                                                    Consolidated Balance Sheets
                                        (in thousands, except share and per share amounts)


                                                                                                       December 31,
                                                                                                -----------------------
                                                                                                    1998         1997
                                                                                                -----------------------
Assets
Current assets:
  Cash and cash equivalents.....................................................................  $  1,449     $  2,574
  Available-for-sale investments................................................................     6,279       11,539
  Prepaid expenses and other current assets.....................................................     1,508        1,265
                                                                                                  --------     --------

Total current assets............................................................................     9,236       15,378

Property and equipment, at cost:
  Manufacturing and laboratory equipment........................................................     3,709        3,298
  Office furniture and fixtures.................................................................       597          586
  Leasehold improvements........................................................................       636          383
                                                                                                  --------     --------
                                                                                                     4,942        4,267
Accumulated depreciation and amortization.......................................................    (3,102)      (2,398)
                                                                                                  --------     --------
  Net property and equipment....................................................................     1,840        1,869
Other assets....................................................................................       108           98
                                                                                                  --------     --------

Total assets....................................................................................  $ 11,184     $ 17,345
                                                                                                  ========     ========

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
  Accounts payable..............................................................................  $  1,742     $  1,089
  Accrued payroll and related expenses..........................................................       581          489
  Accrued clinical trial costs..................................................................     1,282        1,211
  Other accrued liabilities.....................................................................       204          414
  Current portion of capital lease obligations..................................................       512          355
                                                                                                  --------     --------

Total current liabilities.......................................................................     4,321        3,558

Capital lease obligations.......................................................................       821          850
Redeemable convertible series B preferred stock, no par value:
 Authorized shares--662,500;
 Issued and outstanding shares--562,500 at December 31, 1998, aggregate liquidation
   preference of $20,520,000....................................................................    17,489           --
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Preferred stock, par value $.001, 2,000,000 shares authorized, none issued and outstanding....        --           --
  Common stock, par value $.001, 30,000,000 shares authorized, 12,776,920 and 12,593,646 shares
   issued and outstanding in 1998 and 1997, respectively........................................        13           13

  Additional paid-in capital....................................................................    80,162       76,540
  Deferred compensation.........................................................................       (30)        (179)
  Accumulated other comprehensive income........................................................       109           44
  Accumulated deficit...........................................................................   (90,092)     (62,678)
  Notes receivable from stockholders............................................................    (1,609)        (803)
                                                                                                  --------     --------

Total stockholders' equity (net capital deficiency).............................................   (11,447)      12,937
                                                                                                  --------     --------

Total liabilities and stockholders' equity (net capital deficiency).............................  $ 11,184     $ 17,345
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

                                                         KERAVISION, INC.
                                               Consolidated Statements of Operations
                                               (in thousands, except per share data)


                                                                                           Year Ended
                                                                                          December 31,
                                                                     ---------------------------------------------------
                                                                             1998             1997             1996
                                                                     ---------------------------------------------------


   Net sales.........................................................         $    835         $    355         $    137

   Costs and expenses:
       Cost of sales and manufacturing expenses......................            4,386            3,701              319
       Research and development......................................           11,356           10,774           10,888
       Selling, general and administrative...........................            9,693            6,405            3,930
                                                                     -----------------------------------------------------

   Total costs and expenses..........................................           25,435           20,880           15,137
                                                                     -----------------------------------------------------
   Operating loss....................................................          (24,600)         (20,525)         (15,000)
   Interest income, net..............................................              563            1,129            2,121


   Net loss..........................................................         $(24,037)        $(19,396)        $(12,879)
                                                                     ---------------------------------------------------

   Preferred stock dividend requirements:
     Redeemable convertible series B.................................             (846)              --               --
     Deemed dividend (Note 5)........................................           (2,531)              --               --
                                                                     ---------------------------------------------------

   Net loss applicable to common stockholders........................         $(27,414)        $(19,396)        $(12,879)
                                                                     ===================================================
   Basic and diluted net loss per share applicable to common
   stockholders......................................................           $(2.16)          $(1.55)          $(1.04)

   Shares used in calculation of net loss per share..................           12,686           12,528           12,342

                            See accompanying notes.


                                                         KeraVision, Inc.
        Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency)
                                        (In thousands, except share and per share amounts)

                                                   Redeemable Convertible
                                                       Preferred Stock          Common Stock
                                                   ----------------------  ------------------------    Paid-In       Deferred
(in thousands, except share and per share amounts)   Shares     Amount        Shares      Amount       Capital     Compensation
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                             --         --       12,262,845    $    12     $ 75,710        $  (477)
Issuance of common stock upon exercise of options        --         --          181,957       --            404          --
Amortization of deferred compensation                    --         --           --           --           --              149
Forgiveness of notes receivable from stockholders,
  net of accrued interest                                --         --           --           --           --            --
Comprehensive income:
Net loss                                                 --         --           --           --           --            --
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
    net of reclassification adjustments                  --         --           --           --           --            --
  Foreign currency translation adjustments               --         --           --           --           --            --
  Other comprehensive income                             --         --           --           --           --            --
Comprehensive income (loss)                              --         --           --           --           --            --
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                             --         --       12,444,802         12       76,114           (328)
Issuance of common stock upon exercise of options        --         --          148,844          1          426          --
Amortization of deferred compensation                    --         --           --           --           --              149
Accrued interest on notes receivable from stockholders   --         --           --           --           --            --
Comprehensive income:                                    --         --           --           --           --            --
Net loss                                                 --         --           --           --           --            --
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
    net of reclassification adjustments                  --         --           --           --           --            --
  Foreign currency translation adjustments               --         --           --           --           --            --
  Other comprehensive income                             --         --           --           --           --            --
Comprehensive income (loss)                              --         --           --           --           --            --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                             --         --        12,593,646        13       76,540           (179)
Issuance of common stock upon exercise of options        --         --           183,274      --            598          --
Issuance of redeemable convertible series B              --         --           --           --           --            --
  preferred stock, net of issuance costs               562,500   $ 16,643        --           --           --            --
Accretion of dividends on preferred stock                --           150        --           --           --            --
Dividends on preferred stock to be distributed           --           696        --           --           --            --
Dividends on series D preferred stock issuance           --         --           --           --          2,531          --
  related to deemed dividend (Note 5)                    --         --           --           --           --            --
Amortization of deferred compensation                    --         --           --           --           --              149
Issuance of stockholder notes                            --         --           --           --           --            --
Forgiveness of notes receivable from stockholders,
  net of accrued interest                                --         --           --           --           --            --
Accrued interest on notes receivable from stockholders   --         --           --           --           --            --
Compensation expense related to employee stock
  activity                                               --         --           --           --            493          --
Comprehensive income:                                    --         --           --           --           --            --
Net loss                                                 --         --           --           --           --            --
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
    net of reclassification adjustments                  --         --           --           --           --            --
  Foreign currency translation adjustments               --         --           --           --           --            --
  Other comprehensive income                             --         --           --           --           --            --
Comprehensive income (loss)                              --         --           --           --           --            --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           562,500   $ 17,489    $12,776,920   $    13     $ 80,162        $  (30)
==================================================================================================================================


                                                                                                                     Total
                                                                        Accumulated                    Notes      Stockholders
                                                                           Other                     Receivable    Equity (Net
                                                       Comprehensive   Comprehensive   Accumulated      From         Capital
(in thousands, except share and per share amounts)      Income/loss        Income       Deficit     Stockholders    Deficiency
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                             $  --              $--        $  (30,403)      $  (807)      $ 44,035
Issuance of common stock upon exercise of options           --               --           --              --               404
Amortization of deferred compensation                       --               --           --              --               149
Forgiveness of notes receivable from stockholders,
  net of accrued interest                                   --               --           --                 39             39
Comprehensive income:
Net loss                                                  (12,879)           --           (12,879)        --           (12,879)
                                                         ---------
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
    net of reclassification adjustments                        18            --           --              --                18
  Foreign currency translation adjustments                     (1)           --           --              --                (1)
                                                         ---------
  Other comprehensive income                                   17               17        --              --             --
                                                         ---------
Comprehensive income (loss)                              $(12,862)           --           --              --             --
                                                         =========
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                --                  17        (43,282)         (768)        31,765
Issuance of common stock upon exercise of options           --               --           --              --               427
Amortization of deferred compensation                       --               --           --              --               149
Accrued interest on notes receivable from stockholders      --               --           --                (35)           (35)
Comprehensive income:                                       --               --           --              --
Net loss                                                  (19,396)           --           (19,396)        --           (19,396)
                                                         ---------
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
    net of reclassification adjustments                        26            --           --              --                26
  Foreign currency translation adjustments                      1            --           --              --                 1
                                                         ---------
  Other comprehensive income                                   27               27        --              --             --
                                                         ---------
Comprehensive income (loss)                              $(19,369)           --           --              --             --
                                                         =========
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                --                  44        (62,678)         (803)        12,937
Issuance of common stock upon exercise of options           --               --           --              --               598
Issuance of redeemable convertible series B                 --               --           --              --             --
  preferred stock, net of issuance costs                    --               --           --              --             --
Accretion of dividends on preferred stock                   --               --           --              --             --
Dividends on preferred stock to be distributed              --               --           --              --             --
Dividends on series D preferred stock issuance              --               --           --              --             --
  related to deemed dividend (Note 5)                       --               --           --              --             2,531
Amortization of deferred compensation                       --               --           --              --               149
Issuance of stockholder notes                               --               --           --               (776)          (776)
Forgiveness of notes receivable from stockholders,
  net of accrued interest                                   --               --           --                 46             46
Accrued interest on notes receivable from stockholders      --               --           --                (76)           (76)
Compensation expense related to employee stock
  activity                                                  --               --           --              --               493
Comprehensive income:                                       --               --           --              --                 0
Net loss                                                  (27,414)           --           (27,414)        --           (27,414)
                                                         ---------
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
    net of reclassification adjustments                       (42)           --           --              --               (42)
  Foreign currency translation adjustments                    107            --           --              --               107
                                                         ---------
  Other comprehensive income                                   65               65        --              --             --
                                                         ---------
Comprehensive income (loss)                              $(27,349)           --           --              --             --
                                                         =========
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                $  109     $  (90,092)      $(1,609)      $(11,447)
==================================================================================================================================

                                                     See accompanying notes.

                                      37

                                                         KERAVISION, INC.
                                               Consolidated Statements Of Cash Flows
                                               Decrease in cash and cash equivalents
                                                          (in thousands)


                                                                                         Year Ended
                                                                                        December 31,
                                                                    ----------------------------------------------
                                                                           1998            1997            1996
                                                                    -----------------------------------------------
Cash flows from operating activities:
 Net loss...........................................................       $(24,037)       $(19,396)       $(12,879)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................            704             652             448
    Issuance of stockholders' notes receivable......................           (776)             --              --
    Interest receivable on stockholders' notes......................            (76)            (35)            (41)
    Expenses related to employee stock activity, including
     amortization of deferred compensation..........................            688             149             229

    Changes in operating assets and liabilities:
       Prepaid expenses and other current assets....................           (115)             32          (1,025)
       Accounts payable.............................................            653             116             528
       Other accrued liabilities....................................            (47)            504             391
                                                                           --------        --------        --------
     Net cash used in operating activities..........................        (23,006)        (17,978)        (12,349)
                                                                           --------        --------        --------

Cash flows from investing activities:
 Purchases of available-for-sale investments........................        (22,214)        (20,620)        (40,402)
 Sales of available-for-sale investments............................         25,210          11,408          10,790
 Maturities of available-for-sale investments.......................          2,201          21,474           5,855
 Capital expenditures...............................................           (675)           (545)         (1,550)
 Other assets.......................................................            (10)             49             (77)
                                                                           --------        --------        --------

     Net cash provided by (used in) investing activities............          4,512          11,766         (25,384)
                                                                           --------        --------        --------

Cash flows from financing activities:
 Principal payments under capital lease obligations.................           (480)           (427)           (156)
 Proceeds from sales-leaseback of capital equipment.................            608             495           1,073
 Proceeds from issuance of equity securities, net of
 repurchases........................................................            598             427             404
 Proceeds from issuance of redeemable convertible Series B
  preferred stock, net of issuance costs............................         16,643              --              --
                                                                           --------        --------        --------
     Net cash provided by financing activities......................         17,369             495           1,321
                                                                           --------        --------        --------
Net decrease in cash and cash equivalents...........................         (1,125)         (5,717)        (36,412)
Cash and cash equivalents at the beginning of the year..............          2,574           8,291          44,703
                                                                           --------        --------        --------
Cash and cash equivalents at the end of the year....................       $  1,449        $  2,574        $  8,291
                                                                           ========        ========        ========
Supplemental disclosure of non-cash financing activities:
Accrued and deemed dividends related to preferred stock.............       $  3,227             $--             $--
Accretion related to preferred stock................................       $    150             $--             $--
Supplemental disclosures of cash flow information
Cash paid for interest..............................................       $    123        $    140        $     25
                                                                           ========        ========        ========

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

       The Company was founded to develop and commercialize proprietary medical products for the treatment of common vision problems. On December 23, 1986, the Company acquired certain equipment and patent rights from Kera Associates, a partnership, in exchange for 425,000 shares of the Company's common stock issued to the former partners of Kera Associates. The assets were recorded at the predecessor's cost basis. As part of the transaction with Kera Associates, the Company acquired the exclusive license, existing between Kera Associates and an outside third party, to develop and market the licensor's "proprietary rights," as defined, relating to the development of certain instruments used in the insertion of the KeraVision Intacs, the Company's initial potential product. The term of the license agreement will continue until the expiration of the last expiring patent then existing or developed thereafter by the licensor relating to the proprietary rights. Royalties are payable based upon sales of KeraVision Intacs or the instruments.

Management's Plans and Financing

       The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At December 31, 1998, the Company had an accumulated deficit of $90.0 million and incurred a net loss of $24.0 million as of and for the year ended December 31, 1998, respectively.

     On December 23, 1998 the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq:
TSND) and its anticipated net cash balance of about $8 million (see Note 8 - Acquisitions). In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which was advanced on March 25, 1999 (see Note 9 Subsequent Events).

     Management's planned expenditures for 1999 exceed current cash, cash equivalents and available-for-sale investments and the funds to be received from the Transcend acquisition and the Senior Term Loan. The Company will need to obtain additional funds to continue its research and development activities, fund operating expenses and pursue regulatory approvals for its products under development. Management believes that sufficient funds will be available from additional investors to support planned operations through December 1999. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary additional capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through December 31, 1999. These actions would have material adverse effects on the Company's business, results of operations and prospects.

Comprehensive Income

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 in 1998. The impact to the Company as a result of the adoption of FAS 130 was immaterial as there was no significant difference between the Company's net loss reported and the comprehensive net loss under FAS 130 for the periods presented.

Segment Information

       The Company operates in one business segment, which is the development, production and marketing of medical products for the treatment of common vision problems. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about individual components or geographical information.

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk and Other Risks

       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivables. The Company was founded to develop and commercialize proprietary medical products for the treatment of common vision problems. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminuation in value is determined.

Depreciation and Amortization

       Depreciation is provided on a straight-line basis over assets' estimated useful lives of three to five years. Assets acquired under capital leases are amortized on a straight-line basis over the lesser of the assets' useful life or the term of the lease.

Cash, Cash Equivalents, and Available-for-Sale Investments

       The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. All other liquid investments are classified as available-for-sale and consist primarily of short-term investment grade securities, all of which mature within the next twelve months. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments only to the extent recorded on the balance sheet. At December 31, 1998 and 1997, the Company's liquid assets were composed of deposits with banks and investments in U.S. Government securities, corporate debt securities, certificates of deposits, auction market preferred stocks and money market funds. Investments include reverse repurchase agreements with major financial institutions. Due to the short-term nature of the reverse repurchase agreements, the Company generally does not take possession of the underlying securities.

       Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, all debt and equity securities are designated as available-for-sale. Available-for-sale securities are carried at fair value as determined by reference to quoted market prices, with the unrealized gains and losses reported in stockholders' equity (deficit). The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Revenue Recognition

       The Company recognizes revenues from product sales upon shipment. The Company provides allowances for estimated bad debts and sales returns, which have not been material to date. Customers do not have significant return privileges. Product sales in 1997 were composed principally of sales to the European market through the Company's

French sales office and German Distributor. In 1998, approximately 51% of the Company's sales were generated from its limited product launch into the Canadian market, and the balance of the sales were in Europe.

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

Advertising Expenses

       The cost of advertising is recorded as an expense when incurred. Advertising costs for the years ended December 31, 1998 were $1.7 million. Advertising expenses for the years ended December 31, 1997, and 1996 were immaterial.


Accounting for Employee Stock Options

          The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The Company's policy is to grant options with an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Accordingly, no compensation cost, other than the compensation discussed in Note 6, has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) (see Note 6).

Income Taxes

     Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

2.   Investments

     At December 31, 1998, the Company's investments were composed of the following (in thousands):

                                                                                                                Estimated
                                                                                              Gross                Fair
                                                                         Cost            Unrealized Gains         Value
                                                                  -----------------     -----------------    ----------------
    Money market instrument..............................                    $  215      $             --              $  215
    Certificate of deposit...............................                       165                    --                 165
    Auction rate preferred...............................                     1,875                    --               1,875
    Corporate debt securities............................                     4,859                     2               4,861
                                                                  ------------------    -----------------    ----------------
    Available-for-sale investment                                             7,114                     2               7,116
    Included in cash & cash equivalents..................                       837                    --                 837
                                                                  ------------------    -----------------    ----------------
    Included in available for sale investments...........                    $6,277                    $2              $6,279
                                                                  =================     =================    ================

       The $7,116,000 included in available-for-sale investments matures in less than one year. During 1998, 1997 and 1996 there were no gross realized gains or losses.

3.   Capital Lease Obligations

       The Company leases certain office and manufacturing equipment under capitalized leases which expire in 2002. The total future minimum lease payments under capital leases as of December 31, 1998 are as follows (in thousands):

Years ended December 31:

                          1999....................................             $646
                          2000....................................              563
                          2001....................................              233
                          2002....................................              150
                                                                             -------
                     Total minimum lease payments.................             1,592
                     Amounts representing interest................             (259)
                                                                             -------
                     Present value of minimum lease payments......            1,333
                     Less current portion.........................             (512)
                                                                             -------
                     Noncurrent portion...........................           $  821
                                                                             =======

   The cost of assets under capital leases at December 31, 1998 and 1997 were $2,552,000 and $1,987,000 with related accumulated amortization amounting to $1,293,000 and $851,000, respectively.

4.   Commitments and Contingencies

Leases

   The Company rents office facilities under operating lease agreements which expire at various dates through 1999. The facility lease agreement provides for an option for the Company to extend the lease for an additional five years. Aggregate annual rental commitments under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                      1999.....................................   $261
                      2000.....................................     --
                      Total minimum lease payments.............   $261
                                                                ========

Legal Matters

      The Company is involved in a claim arising in the ordinary course of business. The Company believes this matter will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

5.   Redeemable Convertible Preferred Stock

      On June 12, 1998, the Company issued 562,500 shares of the Company's Series B Redeemable Convertible Preferred Stock (the "Series B Shares") at $32.00 per share. The Series B Shares are entitled to receive quarterly dividends at the rate of seven percent (7%) per annum, payable, at the election of the Company, in either cash or additional Series B Shares, as described in the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (the "Certificate of Designation"). Each Series B Share is immediately convertible, at the option of the holders, into four shares of common stock at $8.00 per share. The Series B Shares are convertible at the Company's option after two years if the price of the Company's common stock exceeds $16.00 per share. The conversion rate is subject to adjustment in the event of certain circumstances described in the Certificate of Designation, including if the then-current value of the common stock is below $8.00 per share on June 12, 2000. The Series B Shares are redeemable, at $32 per share, at the option of the holders after five (5) years. The cumulative quarterly dividends as of December 31, 1998 were approximately $696,000. For the year ended December 31, 1998, preferred dividends of $696,000, accretion of $150,000 and the deemed dividends, representing the difference, at the date of issuance, between the market value of the Company's common stock and the conversion price of the Company's series B convertible preferred stock of $2.5 million are added to the net loss to arrive at net loss applicable to common stockholders. The difference between the carrying value of the preferred stock and the aggregate redemption value is being accreted as preferred stock dividends over the five year redemption period.

Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior to the series B convertible preferred stock unless, prior thereto, the holders of shares of series B convertible preferred stock have received an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, plus an amount equal to $32 per share and in the event such payment is made on or before June 12, 2000, an amount equal to $4.48 per share, less (i) the accrued dividends and (ii) dividends previously paid. Preferred stockholders are additionally entitled to any dividends distributed to common stockholders.

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

      In October 1998, the Board of Directors authorized the Company to offer all employees the opportunity to cancel certain previously granted options in exchange for new options with four year vesting and fair market value prices of $5.938. The repriced options may not be exercised prior to October 28, 1999. In connection with this offer, options to purchase 410,977 shares of common stock with a weighted-average price of $11.72 were exchanged for 328,781 new options.

Information relative to stock option activity under all plans is as follows:

                                                                                   Outstanding Options
                                                           -----------------------------------------------------------------
                                                                                                              Aggregate
                                          Available               Number          Weighted-Average             Exercise
                                          for Grant             of Shares          Exercise Price               Price
                                    -------------------    -----------------    -------------------     --------------------
Balance at December 31, 1995                    876,500              806,770                   4.76                3,844,095
 Granted............................           (463,500)             463,500                  13.85                6,421,700
 Canceled...........................             38,376              (72,996)                  9.93                 (724,720)
 Exercised..........................                 --             (166,045)                  1.43                 (237,553)
                                    -------------------    -----------------                            ---------------------
Balance at December 31, 1996                    451,376            1,031,229                   9.02                9,303,522
 Authorized.........................            300,000                   --                     --                       --
 Granted............................           (515,342)             515,342                   7.86                4,049,417
 Canceled...........................             56,116              (59,411)                 12.45                 (739,954)
 Exercised..........................                 --             (123,555)                  2.13                 (263,559)
                                    -------------------    -----------------                            --------------------
Balance at December 31, 1997                    292,150            1,363,605                   9.06               12,349,426
 Authorized.........................            590,000                   --                     --                       --
 Granted, including 328,781
  repriced options..................           (892,131)             949,731                   6.14                5,859,373

 Canceled...........................            601,164             (679,204)                 11.36               (7,712,820)
 Exercised..........................                 --             (152,556)                  2.72                 (415,491)
                                    -------------------    -----------------                            --------------------
Balance at December 31, 1998                    591,183            1,481,576                 $ 6.80              $10,080,488
                                    ===================    =================                            ====================

       Options generally vest over a period of four years, up to a maximum of
5.5 years. Certain options granted in 1995 and 1997 have accelerated vesting positions. At December 31, 1998 and 1997, approximately 284,926 and 514,656, respectively, of the outstanding options were exercisable.

The following table summarizes information about options outstanding at December 31, 1998:

                                 Options Outstanding                                                  Options Exercisable
-------------------------------------------------------------------------------------     -----------------------------------------
                                                                              Weighted                                   Weighted
                                                  Weighted Average             Average              Number                Average
 Range of Exercise         Number Outstanding      Remaining                 Exercise            Exercisable at          Exercise
 Prices                      at 12/31/98          Contractual Life              Price                12/31/98               Price
---------------------------------------------------------------------------------------    -----------------------------------------

$1.875-5.438                         492,089                  8.19             $ 4.77                    107,070             $ 3.82
  5.75-6.25                          374,981                  8.49               5.97                      3,411               5.96
 7.125-8.75                          440,169                  7.05               7.74                    131,645               8.25
 9.125-15.50                         174,337                  8.78              11.97                     42,800              13.01
                     -----------------------                                              ----------------------
$1.875-15.50                       1,481,576                  8.00             $ 6.80                    284,926             $ 7.27
                     =======================                                              ======================

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation cost has been recognized for stock options granted in 1998, 1997 and 1996 with exercise prices equal to the fair value of the Company's common stock on the date of grant. Had compensation cost for the Company's stock option and purchase plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                       1998                     1997                    1996
                                                              --------------------     -------------------     -------------------
Net loss applicable to common stockholders - as reported
 (in thousands)...........................................                $(27,414)               $(19,396)               $(12,879)

Net loss applicable to common stockholders - pro forma
 (in thousands)...........................................                $(28,947)               $(21,414)               $(14,227)

Basic and diluted net loss per share - as reported........                $  (2.16)               $  (1.55)               $  (1.04)
Basic and diluted net loss per share - pro forma..........                $  (2.28)               $  (1.71)               $  (1.15)

          Due to FAS No. 123 being applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

          The weighted average fair value of each option granted in 1998, 1997 and 1996 is $2.87, $6.31 and $8.27 respectively, estimated using the Black-Scholes Multiple option-pricing model with the following weighted-average assumptions:

                                                                               1998                   1997                1996
                                                                       -----------------       ---------------     ----------------
 Expected volatility..................................................           .8669                 .8068                .5318
 Risk-free interest rate..............................................            5.02%                 6.06%                6.04%
 Weighted-average expected life.......................................            4.60                  4.53                 4.46
 Dividend yield.......................................................              --                    --                   --

Deferred and Other Compensation

          For certain options granted prior to December 31, 1995, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Deferred compensation of $597,000 recorded in 1995 is being amortized ratably over the vesting period of such options. In connection with the modification of certain employee stock arrangements and related notes receivable, the Company recorded compensation expense of $493,000 in 1998.

Stock Purchase Plan

          In June 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. Employees purchased 30,718 and 25,289 shares in 1998 and 1997, respectively.

          Under the Company's predecessor plan (the "1987 Purchase Plan"), the Company sold 217,193, 105,533, and 346,302 shares of common stock at $1.875, $0.375, and $0.625 per share, respectively, to employees in exchange for notes that bear interest at 3.7% to 7.4% and are payable at various dates in 1999, 2000 and 2001. The Company has the option to repurchase unvested shares, upon termination of employment, at the original issuance price per share. Shares vest over a period of four years. At December 31, 1998, there were no shares of common stock subject to repurchase.

Common Stock Reserved for Issuance

       The Company has reserved shares of common stock for the following at December 31, 1998:


       Exercises under the 1987 Stock Option Plan.......................        242,558
       Purchases under the 1995 Employee Stock Purchase Plan............        128,080
       Exercises under the 1995 Stock Option Plan.......................      1,283,720
       Exercises under the 1995 Directors Option Plan...................        150,000
       Exercises under the 1997 Stock Option Plan.......................        396,461
       Conversion of Redeemable Convertible Series B preferred stock....      2,650,000
       Conversion of undesignated preferred stock.......................      2,000,000
                                                                          -------------
                                                                              6,850,819
                                                                          =============

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

7.   Income Taxes

         Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1998, 1997 and 1996.

         A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the provision for income tax at the effective tax rate is as follows:

                                                                             Years Ended December 31,
                                                             1998                      1997                      1996
                                                   ----------------------    ----------------------    ----------------------
                                                                                    (In Thousands)
Income tax benefit computed at the federal
 statutory rate....................................               $(8,173)                  $(6,595)                  $(4,379)

Operating losses not utilized......................                 8,173                     6,595                     4,379
                                                   ----------------------    ----------------------    ----------------------
                                                     $                 --               $        --               $        --
                                                   ======================    ======================    ======================

       As of December 31, 1998, the Company has federal, state and French net operating loss carryforwards of approximately $66.3 million, $16.9 million and $3.7 million, respectively, that will expire in fiscal years 1999 through 2018, if not utilized. The Company also has federal and state research and experimentation credit carryforwards of approximately $1.3 million and $1.0 million, respectively, that will expire in fiscal years 2002 through 2018, if not utilized.

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                               December 31,
                                                              -------------------------------------------
                                                                         1997                  1997
                                                              -------------------------------------------
                                                                              (In Thousands)
Deferred tax assets:
Net operating loss carryforwards..............................               $ 25,109            $ 15,186
Capitalized research costs....................................                  7,556               8,772
Research credit carryforwards.................................                  1,901               1,535
Other.........................................................                    368                 506
                                                              -------------------------------------------

Total deferred tax assets.....................................                 34,934              25,999
Valuation allowance...........................................                (34,934)            (25,999)
                                                              -------------------------------------------
Net deferred tax assets.......................................                $    --            $     --
                                                              ===========================================

      The deferred tax asset valuation allowance increased $8,935,000, $8,048,000 and $5,108,000 in 1998, 1997 and 1996, respectively.

8.  Pending Acquisition

     On December 23, 1998 the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq:
TSND) and its anticipated net cash balance of about $8 million. This transaction would be accounted for as a purchase of assets. Under the agreement, Transcend will wind down its operations as a drug development company and no Transcend employees will be retained after the closing of the transaction. According to the terms of the agreement, Transcend will become a wholly owned subsidiary of the Company. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium expected to be 30 percent. Certain stockholders, representing a majority of the voting interests, of Transcend have agreed to vote in favor of the merger. In addition, KeraVision will be entitled to a breakup fee of $500,000 if the agreement is terminated for certain reasons.

9.  Subsequent Events

     In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which were advanced on March 25, 1999. Borrowings under the loan are secured by substantially all of the company's assets except for intellectual property. In conjunction with the loan, the Company granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance.


   Exhibit
   Number                                        Description                                                    Page Number
 ---------------------------------------------------------------------------------------------------------------------------

    2.1       Agreement and Plan of reorganization by and among KeraVision, Inc. KVTT acquisition corporation and Transcend Theraputics, Inc. dated as of December 22, 1998.
    3.1       Amended and Restated Certificate of Incorporation of Registrant.(2)
    3.2       Bylaws of Registrant.(1)
    3.3       Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible
              Preferred Stock of KeraVision, Inc.
    4.1       Preferred Shares Rights Agreement, dated as of August 18, 1997, between Registrant and Bank
              Boston, N.A. (7)
    4.2       KeraVision, Inc. Investors' rights Agreement.
   10.1       Form of Indemnification Agreements for directors and officers.(1)
   10.2       1987 Stock Option Plan and forms of agreements thereunder.(1)(2)
   10.3       1995 Stock Plan, as amended.(2)
   10.4       1995 Directors' Option Plan and form of subscription agreement.(4)(2)
   10.5       401(k) Plan.(1)(2)
   10.6       Fremont Office Lease dated August 20, 1993 and all amendments thereto.(1)
   10.7       Kilmer License Agreement, dated December 31, 1992.(1)
   10.8       Manufacturing Agreement dated October 1, 1992.(1)(3)
   10.9       Form of Warrant for Series D Preferred Stock between Registrant and certain holders of Common
              Stock of Registrant.(1)
  10.10       Promissory Notes, dated January 29, 1988, March 8, 1988, March 8, 1989, October 30, 1991, April
              12, 1993 and November 7, 1993, executed by Thomas Loarie in favor of the Registrant and all amendments thereto. (8)
  10.11       Promissory Notes, dated September 17, 1990, October 30, 1991, October 30, 1991, and November 7,
              1993, executed by Thomas Silvestrini in favor of the Registrant and all amendments thereto. (8)
  10.12       Promissory Note, dated November 7, 1993, executed by Mark Fischer-Colbrie in favor of the
              Registrant and all amendments thereto.(9)
  10.13       Promissory Notes, dated March 8, 1988, March 8, 1988, March 8, 1989, October 30, 1991, and
              November 7, 1993, executed by Darlene Crockett-Billig in favor of the Registrant and all amendments thereto.(8)
  10.14       Consulting Agreement dated January 19, 1994 between the Registrant and John R. Gilbert, and all amendments thereto.(1)
  10.15       Information and Registration Rights Agreement between the Registrant and holders of the Preferred
              Stock of the Registrant, dated as of November 19, 1992.(1)
  10.16       Consulting Agreement dated January 1, 1996 between the Registrant and John R. Gilbert(4)
  10.17       Employment Agreement dated January 1997 between the Registrant and Thomas M. Loarie.(2)(6)
  10.18       Distribution Agreement dated as of October 31, 1996 by and between the Registrant and AM Peschke, a German corporation.(5)(6)
  10.19       1997 Employee Stock Option Plan.(2)
  10.20       Form of Change of Control Agreement entered into between Registrant and Chief Executive Officer in May 1997.(2)
  10.21       Form of Change of Control Agreement entered into between Registrant and Executive Officers in May
              1997.(2)
  10.22       Promissory notes, dated April 1, 1998, executed by Thomas Loarie in favor of the Registrant(8)
  10.23       Promissory note, dated April 1, 1998, executed by Mark Fischer-Colbrie in favor of the Registrant(8)
  10.24       Promissory note, dated April 1, 1998, executed by Thomas Silvestrini in favor of the Registrant(8)
  10.25       Promissory notes, dated September 1, 1998 executed by Thomas Loarie in favor of Registrant(8)
  10.26       Promissory notes, dated September 1, 1998 executed by Darlene Crokett-Billigin in favor of Registrant(8)
  10.27       Promissory notes, dated September 1, 1998 executed by Thomas Silvestrini in favor of Registrant(8)
  10.28       Promissory notes, dated September 1, 1998 executed by Mark Fischer-Colbrie in favor of Registrant(8)
  10.29       Master loan and security agreement dated as of March 25, 1999 between Registrant in favor of
              Transamerica Business Credit Corporation.
   23.1       Consent of Ernst & Young LLP, Independent Auditors.
   24.1       Power of Attorney.  (See signature page)
     27       Financial Data Schedule

-----------------------
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective on July 27, 1995.

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

(10) (b)  The Company filed the following reports on Form 8-K during the year ended December 31, 1998: