Form 10-K/A
period 1998-12-31
KERAVISION INC /CA/
filed 1999-05-03
CIK 946154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ___________________

                                  Form 10-K/A

                               (Amendment No. 1)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (__)


     The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market was approximately $152,467,487 as of March 31, 1999. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 12,820,919 shares of Registrant's Common Stock issued and outstanding as of March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on May 26, 1999 is incorporated by reference in Part III of this Form 10-K Report.

                                 EXPLANATORY NOTE

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 as follows:

                                     PART I

Item 1.  Business
-------  --------

  The Company notes that certain of the statements in this report, including without limitation statements about the timing of FDA approval, are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) unavailability of capital, (ii) lack of market acceptance of KeraVision Intacs, (iii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of KeraVision Intacs (iv) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (v) complications relating to KeraVision Intacs or the surgical procedure, (vi) competitive products and technology, and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" as set forth below in this Item 1.

General

  KeraVision was founded in 1986 to develop and commercialize proprietary medical products for the treatment of common vision problems, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism, which in the aggregate are believed to affect one-half of the world's population. KeraVision's initial product, KeraVision Intacs/TM/ are designed to reduce or eliminate the need for eyeglasses or contact lenses to correct myopia by reshaping the curvature of the cornea of the eye. KeraVision Intacs is composed of two thin, half-circles that are inserted into the periphery of the cornea in a simple outpatient procedure. KeraVision Intacs is made from a polymer that has been used in intraocular lens replacements for cataract surgery since 1952. KeraVision Intacs is designed to be permanent; however, it can be removed if desired and the shape of the eye returns typically to its original curvature. The currently available refractive surgery procedures typically require irreversible cutting or tissue removal in the central cornea. Other potential benefits of KeraVision Intacs are expected to include:

  .    long-term, convenient correction,

  .    rapid visual recovery,

  .    predictable results,

  .    a simple, minimally-invasive, out-patient procedure.


                               Recent Developments

  FDA approval. On April 9, 1999 KeraVision obtained FDA approval to distribute and sell KeraVision Intacs in the United States for the treatment of myopia in the range of -1.0 to -3.0 diopters of correction in patients over 21 years old. The FDA approval is conditioned upon post-market surveillance consisting of monitoring a limited number of patients who participated in the Phase III clinical trial for a period of two years. Results from the Phase III clinical trial of KeraVision Intacs indicate that 97% of the patients achieved 20/40 or better vision, 87% were 20/25 or better, 70% were 20/20 or better and 53% were 20/16 or better.

  Prior to granting this approval, the FDA had accepted for filing KeraVision's application to sell KeraVision Intacs in August 1998. On January 12, 1999, the relevant FDA advisory panel unanimously recommended that the FDA approve KeraVision's application with conditions. These conditions related to labeling changes and the post-market surveillance study. In February 1999, the FDA deemed KeraVision's application "approvable."

  We have also applied for FDA clearance of our pending 510(k) pre-market approval application for some of the surgical instruments which are used in the KeraVision Intacs procedure. Upon receipt of this approval we plan to commence commercialization of KeraVision Intacs in the United States. We have taken the following steps to prepare for this commercialization:

  Surgeon training. We have established sites to train surgeons in the KeraVision Intacs treatment. These sites are located in Atlanta, Houston, Kansas City, San Diego, Santa Monica, and St. Louis. Each site is headed by an ophthalmic surgeon who will lead the training. We have established relationships with eye care services companies to provide surgical support services for KeraVision's surgical training course in over 20 vision correction surgery centers in the United States. To promote optimum clinical results, we will proctor surgeons once they return home and begin performing the Intacs treatment.

  Sales team. We have hired 11 direct sales representatives and four manufacturers' representatives. Their initial focus will be on the vision correction surgery markets where excimer laser procedures have already gained acceptance.

  Market development. We are testing a multi-media advertising campaign in a Canadian market and, if it is successful, may use this campaign in the United States. As surgeons are trained in the KeraVision Intacs treatment, we intend to help create consumer awareness through locally-oriented advertising and publicity activities.

  Distribution and Sales. In April 1999, we entered into additional purchase and distribution agreements with several eye care services companies that specialize in vision correction. These companies have agreed to purchase KeraVision Intacs and related instrumentation for use in vision correction surgery centers in the United States.

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

 Strategy

  KeraVision's objective is to commercialize KeraVision Intacs technology for the treatment of common vision problems on a worldwide basis. KeraVision's business strategy for achieving this objective includes the following key elements:

  . Commercialize KeraVision Intacs for Treatment of Myopia. KeraVision received approval to commercialize KeraVision Intacs in the European Union in November 1996 with sales efforts focused in France and Germany. KeraVision received approval from the FDA in late 1996 to commence a Phase III clinical trial in the United States and had its premarket approval application accepted for filing by the FDA in August 1998. On April 9, 1999, KeraVision received FDA approval to sell and distribute KeraVision Intacs in the United States for the treatment of myopia. In Canada, KeraVision received approval to sell KeraVision Intacs and related instrumentation in May 1998. By focusing on the approval and commercialization of KeraVision Intacs for myopia, KeraVision seeks to establish a scientific, technical, regulatory and marketing platform to facilitate the approval and launch of potential products under development for the treatment of other vision problems.

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

  . Expand Applications of Core Technology. KeraVision has products under development utilizing its core KeraVision Intacs technology for the treatment of other common vision problems, including hyperopia and astigmatism. In each target application, KeraVision seeks to preserve the potential advantages of its technology as a refractive procedure that does not interfere with the central cornea. KeraVision is currently working to expand the potential applications of its core KeraVision Intacs technology, including the development of new designs, the use of new materials and the development of new surgical techniques and instruments.

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

  Another potential treatment for vision correction is Radio Frequency Keratoplasmy (RFK), which uses radio-frequency energy to change the shape of the cornea. Currently, this treatment has been approved for use in Canada but has not been approved for use in the United States.

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

  The initial design of KeraVision Intacs consisted of an optically clear split ring made of polymethylmethacrylate ("PMMA"), a clear acrylic that has been widely used in implantable intraocular lenses since 1952. In order to simplify the surgical procedure, KeraVision modified the design of KeraVision Intacs in 1995 into two, thin half-circles of PMMA, each with an arc length of 150 degrees. The two half-circles are placed in the periphery of the cornea at a diameter of approximately eight millimeters. KeraVision has extensively studied the relationship between physical parameters of KeraVision Intacs and corneal curvature change. As a result of these studies, KeraVision believes that a small number of KeraVision Intacs sizes, with minor variations in their dimensions, can produce a wide range of corneal curvature change and, therefore, could provide treatment for a substantial segment of those people with myopia. KeraVision has developed KeraVision Intacs in six different thicknesses ranging from 0.21 mm to 0.45 mm.

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

  The KeraVision Intacs insertion procedure consists of the following steps. First, the ophthalmic surgeon uses a guide to mark the geometric center of the cornea. Using the reference mark, a marking instrument is used to mark the line of incision on the cornea outside the optical zone and the location where the ring segments are to be placed. A small entry incision is then made to approximately two-thirds of the depth of the cornea and the layers of the stroma at the bottom of the incision are separated. The stroma, which comprises 90% of the cornea, consists of 500 to 700 overlapping layers of tissue that can be easily separated. Next, the surgeon places the centering guide over the eye, introduces the stromal separator through the small entry incision and rotates the stromal separator, spreading the layers of the stroma to create a circular subsurface channel in the periphery of the cornea. The surgeon removes the stromal separator and the centering guide. KeraVision Intacs is introduced into the channel and rotated into place. Finally, the entry incision is typically closed with one to two sutures which are generally removed within two weeks.

  Clinical Trials Results

  Since 1991, ophthalmic surgeons have utilized KeraVision Intacs technology for the treatment of myopia in 1,700 patient eyes in clinical trials conducted in the United States and throughout the world. KeraVision initiated clinical trials using the initial design of KeraVision Intacs in 1991 in both the United States and Brazil. In September 1994, KeraVision completed enrollment of a 90-patient United States Phase II myopia trial using the initial design of KeraVision Intacs. In September 1996, KeraVision completed enrollment of the group of 150 United States Phase II patients with a modified KeraVision Intacs. In October 1996, KeraVision received approval to commence a ten-center Phase III clinical trial in the United States and began that trial in December 1996. KeraVision completed the enrollment for the trial in May 1997. KeraVision expanded the Phase III trial to cover a greater range of myopia and has begun limited enrollment for the expanded ranges. In addition, KeraVision has conducted clinical trials in Europe for myopia and has begun a trial for myopia in Singapore.

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

  KeraVision initiated an expanded Phase II trial in November 1996 to evaluate moderate myopia (-3.5 to -5.0 diopters) using the revised performance criteria for two thicker Intacs sizes. Enrollment of the 59 patients was completed in February 1997. The three month follow-up data for 58 Phase II patients with the two higher ring sizes indicated that 98% were 20/40 or better, 83% were 20/25 or better and 57% were 20/20 or better. The predictability of the refractive effect within 1.0 diopter increased from 46% to 70% for this trial as compared to the results from initial Phase II trial for the same thicknesses. Two surgically related events resulted in the removal of one or both Intacs segments: one case of infection and one case related to surgical technique. Both patients are stable with no clinically significant consequences. Seven patient eyes underwent removal of KeraVision Intacs due to patient dissatisfaction: one removal related to under-correction, three removals related to visual symptoms, two removals related to induced astigmatism and one removal related to cosmetic reasons. KeraVision submitted the three month follow-up data from this trial to the FDA and received approval in November 1997 to expand the existing Phase III trial to include these sizes of KeraVision Intacs.

  In December 1996, KeraVision initiated a Phase III trial at ten clinical sites involving 360 patients, for a total of 595 patient eyes, requiring correction for mild myopia (-1.0 to -3.5 diopters). Enrollment was completed for this trial in early May 1997. The recently presented data from the first 410 Phase III patient eyes with twelve months of follow-up indicate that 97% were 20/40 or better, 87% were 20/25 or better, 74% were 20/20 or better and 53% were 20/16 or better. The predictability data indicated that 89% of the patients were within
1.0 diopter of their intended correction. There have been 26 removals of KeraVision Intacs from the 595 patient eyes, included in this Phase III trial. There was one postoperative adverse event reported in which a subject had a best spectacle corrected visual acuity loss of ten or more letters at two consecutive exams. The investigator is currently monitoring this subject. Three removals were for personal reasons. Twenty-three KeraVision Intacs were removed due to patient dissatisfaction with the correction achieved although some of these patients achieved 20/40 vision or better.

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

  All surgical procedures, including the KeraVision Intacs procedure, involve some inherent risk of complications. KeraVision has observed complications in a small number of patients who have received KeraVision Intacs, but no patient has suffered any serious or lasting injury to the eye or any material loss of either uncorrected or best corrected visual acuity. The complications include, among other things: induced astigmatism, infection, decentered placement and a reduction in central corneal sensation. In addition, patients undergoing KeraVision Intacs procedure have reported visual side effects. These include glare, haloes and reduced night vision. All of these complications and visual side effects have also been observed in connection with other refractive surgeries. Although KeraVision believes these complications and side effects may be mitigated, KeraVision cannot assure you that these or other complications or side effects will not be serious or lasting or will not impair or preclude KeraVision from obtaining regulatory approval for its potential products or the acceptance of these products by patients or ophthalmologists. In many patients, KeraVision has observed deposits in the stromal channel next to KeraVision Intacs. Although KeraVision believes that these deposits are not complications and do not cause side effects, we cannot assure you that this will be the case.

  Hyperopia. Data obtained from laboratory work on eye bank eyes and from finite element analysis has indicated that a design based on KeraVision Intacs technology may correct hyperopia. Based on these data and analysis, KeraVision is testing the feasibility of a potential product for hyperopia in a small clinical study, with 40 patients to date having undergone a procedure to correct hyperopia. Made from the same material as KeraVision Intacs for myopia and using a simple insertion technique, the early results from this study are promising, but require more long-term follow-up. In addition, because only a limited number of patients to date have received the treatment for hyperopia. KeraVision will need to treat additional patients in order to characterize the range and predictability of correction prior to moving to a large scale study. Work has begun in one clinical center, with nine patients having been enrolled. KeraVision intends to do further characterization in up to three European clinical centers in the near future.

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

  KeraVision estimates that existing refractive procedure costs in the United States average $2,100 per eye for a LASIK procedure, $800 per eye for a RK procedure and $1,800 per eye for a PRK procedure, with a fairly wide range for each procedure. KeraVision anticipates that the KeraVision Intacs procedure, if approved for marketing in the United States, will be competitively priced with existing laser-based procedures. It is estimated that over 350,000 laser-based procedures were performed in 1998.

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

 Manufacturing and Supply

  KeraVision manufactures KeraVision Intacs in its facility in Fremont California using a computer-controlled machining process. This process will require continued regulatory review and approval from both foreign and United States government agencies, which could result in significant manufacturing and shipping delays. Third-party suppliers manufacture critical components of KeraVision's instruments to KeraVision's specifications. In many cases, instruments and other purchased materials critical for production are sole-sourced. KeraVision has entered into confidentiality agreements with its contract manufacturers in order to protect the proprietary nature of its technology. We cannot assure you that KeraVision will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities.

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

  KeraVision has several sole-sources for sterilization, tools and equipment, PMMA and other elements necessary to manufacture KeraVision Intacs and the related instrumentation. Since KeraVision is dependent upon third parties for the manufacture of its products, KeraVision's profit margins and its ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply. Moreover, we cannot assure you that our sole suppliers will adequately perform and any failures by third parties may delay the submission of products for regulatory approval, impair KeraVision's ability to deliver products on a timely basis, or otherwise impair KeraVision's competitive position.

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

 Competition

  KeraVision Intacs competes with other treatments for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures such as PRK, LASIK, RK, the ICL, RFK and "refractive" intraocular lenses. Refractive intraocular lenses involve the placement of an intraocular lens for the correction of vision problems. Significant competitive factors in the industry include efficacy of vision correction, safety, reliability, convenience and price. The healthcare field is characterized by extensive research and rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of KeraVision Intacs or which would otherwise render KeraVision Intacs technology obsolete.

  Other companies, most of which are larger and better financed than KeraVision, are engaged in the refractive surgery market. Four companies, Summit Technology, VISX, Autonomous Technologies and Nidek, Inc. have received approval to market their products in the United States. Summit Technology recently purchased Autonomous Technologies. In addition to Summit Technology and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Bausch and Lomb, Aesculap-Meditec, GmbH and Schwind, several of whom are seeking to obtain approval with the FDA to sell their products in the United States.

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

 United States Government Regulation and Product Testing

  KeraVision's potential products are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, medical devices are subject to rigorous FDA review. Pursuant to the Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations, the FDA regulates the

  .    testing;

  .    manufacture;

  .    safety;

  .    labeling;

  .    storage;

  .    record keeping;

  .    reporting;

  .    approval;

  .    sale;

  .    distribution;

  .    advertising; and

  .    promotion of medical devices.

  Noncompliance with applicable requirements can result in:

  .    fines;

  .    recall;

  .    injunction or seizure of products;

  .    total or partial suspension of production;

  . withdrawal of approval or refusal to approve product approval applications or allow KeraVision to enter into supply contracts; and

  .    criminal prosecution.

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

  510(k) Pre-Market Notification Process. Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a premarket approval application. KeraVision's surgical instruments are the only products for which it will be seeking 510(k) clearance; however, KeraVision may submit 510(k)s with respect to future potential products. The FDA will grant a 510(k) clearance to a product if the submitted information establishes that the proposed device is "substantially equivalent" (a) to a legally marketed Class I or Class II medical device, or (b) to a preamendment Class III medical device. A pre-amendment device is one that has been on the market since a date prior to May 28, 1976 for which the FDA has not called for premarket approval applications. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence. It generally takes four to 12 months from submission to obtain 510(k) premarket clearance, but may take longer. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products, if any, that fall into this category and could have a materially adverse effect on KeraVision's business, financial condition and results of operations. We cannot assure you that KeraVision will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k). If KeraVision modifies or enhances any product that has been cleared through the 510(k) process in a manner that could significantly affect safety or effectiveness it must submit new 510(k) submissions.

  Pre-Market Approval Process. A manufacturer must file a premarket approval application if the proposed device is not substantially equivalent to a legally marketed Class I or II device or to a preamendment Class III device for which the FDA has not called for premarket approval applications. A premarket approval application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. KeraVision Intacs is considered a Class III device and required a premarket approval application, as will other KeraVision products under development for the treatment of myopia, hyperopia and astigmatism.

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

  Clinical Trials. Before future KeraVision products can be commercialized in the United States, KeraVision may be required to undergo a series of approval processes that are sequential in nature. If these approval processes are applicable, KeraVision generally must:

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

  If human clinical trials of a device are required, and the device presents a "significant risk," the manufacturer or the distributor of the device will have to obtain FDA approval of an investigational device exemption application with the FDA prior to commencing human clinical trials. An application must be supported by data, typically including the results of animal and laboratory testing. If the FDA approves an investigational device exemption application, human clinical trials may begin at a specified number of investigational sites with a maximum number of patients, as approved by the FDA. FDA regulations govern many important aspects of the clinical investigation of medical products, and require, among other things, obtaining informed consent from clinical subjects, and securing the approval for the clinical protocol from an institutional review board. A review board will consider, among other things, ethical facts, the safety of patients and the possible liability of the institution at which the study will be conducted. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed the recovery of the costs of manufacture, research, development and handling. KeraVision received FDA approval of an investigational device exemption application for its phase I, II and III trials for the treatment of myopia with KeraVision Intacs.

  Having received FDA approval for KeraVision Intacs, KeraVision must maintain compliance with all FDA requirements and conditions in its approved application, including post-market surveillance requirements, product specification, manufacturing process, labeling and promotional material and record keeping and reporting requirements. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA initiated action, which could delay further marketing until the products are brought into compliance.

  Other Regulatory Requirements. Any products manufactured or distributed by KeraVision pursuant to a pre-market clearance notification or an approved premarket approval application are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the use of the devices. Labeling and promotional activities are subject to scrutiny by the FDA and by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

  The FDC Act requires KeraVision and its contract manufacturers to manufacture its products in registered establishments and in accordance with the Quality System Regulation requirements for devices. The Quality System Regulation (21 CFR Part 820, Medical Devices, Current Good Manufacturing Practice) as promulgated by the FDA establishes the current good manufacturing requirements necessary in the design, manufacture and distribution of medical devices to assure product safety and efficacy. As the developer of KeraVision Intacs, KeraVision must meet the applicable Quality System Regulation requirements. KeraVision is also required to adhere to additional Quality System Regulation requirements for the distribution of KeraVision Intacs. KeraVision will be required to engage in extensive recordkeeping and reporting and to conduct extensive post-market surveillance or other device follow-up. To supply products for use in the United States, foreign manufacturing establishments must also comply with Quality System Regulation and are subject to periodic inspection by the FDA. KeraVision's manufacturing facilities will be subject to periodic inspections by the FDA and the Food and Drug Branch of the California Department of Health Services. KeraVision's products are also subject to regulation by state and foreign government agencies.

  KeraVision is also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the National Environmental Policy Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. In addition, new or modified regulations may be promulgated governing KeraVision's Intacs or

KeraVision's potential products that may be more restrictive or that may otherwise alter or affect KeraVision's research and development programs. We cannot assure you that KeraVision will not be required to incur significant costs to comply with these laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon KeraVision's ability to do business. KeraVision is unable to predict whether any agency will adopt any regulation that would have a material adverse effect on KeraVision's operations.

  All of the above described government regulation and product approval risks apply to KeraVision Intacs and will apply to any future potential product of KeraVision. Government regulation may become more restrictive in the future. We cannot assure you that KeraVision will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon KeraVision's ability to conduct business.

 European Government Regulation and Product Testing

  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing approval may be subject to FDA export permit requirements. As KeraVision begins to sell products in additional foreign markets it will be required to obtain an FDA export permit and comply with foreign regulations for each of these markets. A delay in obtaining the necessary approvals or failing to comply with regulatory requirements could have a material adverse effect on KeraVision's business, financial condition and results of operations.

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

  Products that comply with the requirements of a specified medical directive will be entitled to bear CE marking. Since July 14, 1998, all commercial medical device products have been required to bear CE marking. It is illegal to market these products in the European Union without a CE marking.

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

  There are two basic options for assessing conformity of devices designated as Class IIB. The first option allows a manufacturer to seek a decision from the notified body that the processes employed in the design and manufacture of a device qualify as a full quality system. Alternatively, manufacturers can seek product certification based on various control schemes. KeraVision obtained qualification of its processes as a full quality system. Approval of KeraVision's full quality system has been achieved through ISO 9001 certification by an approved notified body. The full quality system encompasses the organizational structure, responsibilities, procedures, processes and resources necessary to assure quality assurance in design, development, production, installation and servicing of its medical devices.

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

Employees

  As of April 22, 1999, KeraVision had 135 full-time employees, of whom 42 are engaged in, or directly support, KeraVision's research and development activities. KeraVision also has contracts with outside consultants. KeraVision considers relations with its employees to be good. None of KeraVision's employees is covered by a collective bargaining agreement.

  KeraVision and its business strategy depends in large part on the ability of KeraVision to attract and retain key management, scientific and operating personnel. KeraVision will need to develop expertise and add skilled personnel or retain consultants in such areas as research and development, clinical testing, government approvals, sales, marketing and manufacturing in the future. KeraVision currently has a small research and management group with limited operating experience. The loss of the services of one or more members of the research or management group or the inability to hire additional personnel and develop expertise as needed could have a material adverse effect on KeraVision. KeraVision has an employment agreement with one of its employees.

Executive Officers of the KeraVision

     The executive officers of KeraVision and their ages as of December 31, 1998, are as follows:

Name                                         Age                                     Position
--------------------------------          -------        ---------------------------------------------------------------
Thomas M. Loarie                             52          Chairman of the Board of Directors, Chief Executive Officer
                                                           and President,
Darlene E. Crockett-Billig                   46          Vice President, Regulatory Affairs and Clinical Research
Mark D. Fischer-Colbrie                      42          Vice President, Finance and Administration, Chief Financial
                                                           Officer
David Heniges                                55          Vice President, Europe
Richard Meader                               53          Vice President, Quality Assurance
Edward R. Newill                             45          Vice President, North American Marketing and Sales
Thomas A. Silvestrini                        46          Vice President, Research and Development
Robert P. Wood                               40          Vice President, Manufacturing

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

  David Heniges has served as Vice-President Europe since July, 1998. Mr. Heniges was most recently VP Global Marketing for Baxter International's Cardiovascular Surgery Division. Prior to that position, Mr. Heniges was VP Worldwide Business Development for IOLAB, a division of Johnson & Johnson. Mr. Heniges worked for Johnson & Johnson for 23 years.

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

Risk Factors Affecting the Company, its Business and its Stock Price

KeraVision may not be able to execute its business plan if a significant amount of capital is not available to it in the near future.

  KeraVision will be required to commit substantial resources to establish production, marketing and sales capabilities in order to bring KeraVision Intacs to market. KeraVision will be required to commit additional resources to conducting the research and development, clinical studies and regulatory activities necessary to bring any other medical device products to market. We do not anticipate that KeraVision's current cash, cash equivalents and short-term investments or financing plans will be sufficient to fund KeraVision's operations to profitability. KeraVision will need to raise substantial additional funds for this purpose. KeraVision may seek such additional funding through collaborative arrangements and through public or private debt or equity financings. Any additional equity financing will be dilutive to you as a stockholder to the extent you do not participate in the financing, and any debt financing, if available, may restrict KeraVision's future ability to pay dividends on its capital stock or the manner in which KeraVision conducts its business. KeraVision currently has no commitments for any additional financings, and we cannot assure you that any such financings will be available. Nor can we assure you that funds from these financings will be available when needed or available on terms favorable to KeraVision. If KeraVision fails to obtain sufficient funds, it may need to delay, scale back or eliminate some or all of its research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that it would otherwise seek to develop itself. Such actions would adversely affect KeraVision's business and financial condition.

KeraVision needs market acceptance of KeraVision Intacs and other products to be successful.

  KeraVision's future performance depends, to a substantial extent, upon the degree of market acceptance of KeraVision Intacs for correction of myopia, and on KeraVision's ability to successfully manufacture, market, deliver and support KeraVision Intacs. We cannot assure you that KeraVision Intacs or any future product that KeraVision develops will achieve or maintain acceptance in their target markets. To be successful KeraVision Intacs will have to be accepted by ophthalmic surgeons as well as by patients. To date, KeraVision has sold its product primarily in Canada, France and Germany, and has so far received only limited acceptance and generated only limited revenues. KeraVision has only recently begun the sale of KeraVision Intacs in the United States. Many surgeons in these countries and elsewhere have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques. KeraVision intends to market its proposed products to people whose vision can be corrected with eyeglasses or contact lenses. We cannot assure you that these persons will elect to undergo surgical insertion of KeraVision Intacs when such nonsurgical vision-correction alternatives are available. The extent of, and rate at which, KeraVision Intacs and future products achieve market acceptance and penetration is a function of many variables including price, safety, efficacy, reliability and marketing and sales efforts. Similar risks may confront other products KeraVision develops in the future.

The development of KeraVision's products and KeraVision's future revenue are uncertain and may not be successful.

  KeraVision Intacs will require a significant investment of capital before commercialization in the United States. To obtain revenues KeraVision must, alone or with others, successfully manufacture and market KeraVision Intacs and successfully develop, obtain regulatory approval for, manufacture and market other products. The time frame for any products and potential products, including KeraVision Intacs, to succeed in the market is long and uncertain. Although KeraVision has received approval to market KeraVision Intacs in the United States, the European Union and Canada, we cannot assure you that KeraVision will successfully complete its research and development efforts for this or other products to be marketed elsewhere. Nor can we assure you that KeraVision Intacs will perform in the manner anticipated, or that we will experience the results observed in animal, eye-bank or human nonfunctional and sighted-eye testing in long-term use of KeraVision Intacs. We also cannot assure you that KeraVision Intacs will prove to be safe or effective over the long term in correcting vision. If KeraVision Intacs fails to perform as anticipated our business and financial condition will be jeopardized.

Compliance with governmental standards applicable to KeraVision and its products may prove too burdensome and costly for KeraVision to operate profitably.

  Having received approval from the FDA for the correction of myopia, KeraVision Intacs is subject to additional post-market testing and surveillance programs required by regulatory agencies. KeraVision is also required to engage in extensive record keeping and reporting, and to conduct extensive post-market surveillance or other device follow-up. In addition, KeraVision expects to manufacture KeraVision Intacs internally and will accordingly be required to adhere to additional FDA requirements for the manufacture and distribution of KeraVision Intacs. KeraVision's ongoing compliance with the government's quality system regulation, labeling and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and comparable agencies in other countries. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution, and the occurrence of any of these events could have a material adverse effect on KeraVision's business, financial condition and results of operations.

KeraVision may not be able to obtain necessary regulatory approvals in a timely manner, which would delay the sale and distribution of KeraVision Intacs or future products and adversely affect our revenues.

  As the manufacturer of KeraVision Intacs and potential products, KeraVision's operations must undergo quality service regulation compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. Third parties manufacturing KeraVision instrumentation may similarly be affected. We cannot assure you that KeraVision or these third parties will be able to obtain necessary regulatory approvals of their manufacturing operations in a timely manner or at all. Delays in receipt of, failure to receive or loss of previously received approvals would have a material adverse effect on KeraVision's business, financial condition and results of operations.

KeraVision may not obtain the approvals necessary for the sale of its products in foreign markets which would prevent the sale of products in these markets.

  KeraVision's success depends in part on its ability to develop and market its products in markets outside the United States. Although we have received approvals for the sale of our products in some of these markets, we cannot assure you that we will obtain the requisite approvals of foreign countries for the sale of our products in new foreign markets. Even if we ultimately obtain these approvals, doing so may take longer, and the licensing requirements may be more restrictive, than we anticipate. As a result, the sale of our products in additional foreign markets may be delayed or prevented and our financial condition and results of operations may be adversely affected.

The cost of KeraVision Intacs and the availability of other established vision correction products may limit the potential market for KeraVision Intacs which may impact KeraVision's ability to realize revenues.

  KeraVision's target market for KeraVision Intacs currently is limited to healthy patients who have mild to moderate myopia without significant astigmatism and are generally over the age of 21. We cannot assure you that even this target population will prefer refractive surgery to current and future alternatives for visual correction. KeraVision believes that the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery may further limit the potential market for KeraVision Intacs. KeraVision also expects that the relative attractiveness and affordability of other refractive surgical techniques will affect the market.

Long-term follow-up data may not demonstrate that KeraVision Intacs is safe.

  The KeraVision Intacs technology is a relatively new technology. KeraVision has developed only limited clinical data to date on the safety and efficacy of KeraVision Intacs in correcting myopia, and KeraVision has not yet developed any long-term safety or efficacy data. KeraVision cannot yet determine if KeraVision Intacs will prove to be effective for the predictable treatment of myopia. We cannot assure you that the clinical trial results of KeraVision Intacs are necessarily indicative of the degree of safety or efficacy that KeraVision Intacs will achieve in the long term.

Complications and visual side effects associated with KeraVision Intacs may affect KeraVision's ability to obtain regulatory approval or gain market acceptance for KeraVision Intacs.

  Although no patient has suffered any serious or lasting injury to the eye or any material loss of vision, some patients who have received KeraVision Intacs have experienced various complications. These complications include induced astigmatism, infection, decentered placement and a reduction in central corneal sensation. In addition, patients undergoing the KeraVision Intacs procedure have reported various visual side effects. These include glare, haloes and other visual symptoms associated with low-light conditions. We cannot assure you that these complications or side effects will not be serious or lasting or will not impair or preclude acceptance of the product by patients or ophthalmologists or preclude KeraVision from obtaining regulatory approval for its potential products.

KeraVision's ability to operate its business may be adversely affected if is unable to retain its key personnel or to hire additional key personnel.

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

KeraVision has limited manufacturing experience and may be unable to develop commercial-scale manufacturing capabilities.

  KeraVision has limited ability to manufacture a large volume of products and limited experience in manufacturing medical devices or other products. We cannot assure you that KeraVision will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. To be successful, KeraVision must manufacture its products and potential products in commercial quantities in compliance with regulatory requirements at acceptable costs. Production of commercial-scale quantities will involve technical challenges for KeraVision. In addition, if KeraVision established its own commercial-scale manufacturing capability, it would incur significant scale-up expenses including the need to expand its facilities and hire additional personnel. KeraVision may seek collaborative arrangements with other companies to manufacture products and potential products, including KeraVision Intacs. If we are dependent upon third parties for the manufacture of our products and proposed products, then our profit margins and ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, we cannot assure you that such parties will adequately perform, and any failures by third parties may impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

KeraVision has limited sales and marketing experience and may not be able to successfully sell or market its products.

  KeraVision has only sold products in the United States since April 1999, in Canada since mid-1998 and Europe since late-1996. KeraVision has recently entered into additional distribution agreements and also plans to market and sell its products through a direct sales force. We cannot assure you that KeraVision's sales effort will be successful. To successfully market and sell its products, KeraVision will need to hire a sales force that has established relationships with physicians. KeraVision also needs to hire personnel with consumer marketing skills. KeraVision will need significant resources to recruit and retain skilled sales management, direct sales persons or distributors. To the extent that KeraVision has established or enters into distribution arrangements for the sale of its products, KeraVision is and will be dependent on the efforts of third parties. We cannot assure you that such efforts will be successful.

KeraVision may not be able to successfully compete in the highly competitive field of research and development of vision correction alternatives.

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

  Other companies, most of which are larger and better financed than KeraVision, are engaged in the refractive surgery market. Four companies have received approval to market their products in the United States. In addition, a number of other large entities currently market and sell laser systems overseas for use in refractive surgery, including Bausch and Lomb, Aesculap-Meditec, GmbH and Schwind, several of whom are seeking to obtain FDA approval to sell their products in the United States. See "KeraVision, Inc.--Business[_]7Competition." Moreover, several companies are developing other non-laser approaches to vision correction, including the use of radio-frequency energy to reshape the cornea.

  These companies and institutions represent significant long-term competition for KeraVision. In comparison to KeraVision, they have:

  .    substantially greater resources;

  .    larger research and development staffs;

  .    better facilities;

  .    more experience in research and development;

  .    more experience in preclinical and human clinical studies

  .    more experience obtaining regulatory approval; and

  .    more experience manufacturing and marketing medical device products.

KeraVision is subject to the risk that product liability litigation and insurance may be unavailable.

  KeraVision faces a risk of exposure to product liability claims or product recalls if the use of KeraVision Intacs or other future potential product is alleged to have resulted in serious adverse effects. We cannot assure you that the precautions we take with respect to these risks will prevent KeraVision from incurring significant liability. We cannot assure you that our current product liability insurance policies will cover all material liabilities or that the coverage we have obtained will continue to be available at an acceptable cost, if at all, before or after commercialization of any of KeraVision's products. A product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on KeraVision's business or financial condition. See "KeraVision, Inc.--Business--Product Liability."

KeraVision depends on one supplier who will discontinue manufacturing raw material needed by KeraVision and additional supplies may not be available.

  KeraVision currently purchases the raw material used in manufacturing KeraVision Intacs from a single source. This sole-source supplier has given KeraVision notice that it will discontinue its manufacture of the particular material KeraVision uses. KeraVision has agreed to purchase a significant amount of this material, which we anticipate will provide us with a three year supply and will be delivered over the next twelve months. We cannot assure you that:

  .    the supplier will timely deliver the raw material;

  .    interruptions in supplies will not occur in the future;

  . KeraVision will not have to obtain substitute vendors, which would require additional regulatory submissions; or

  .    this supply will last as long as we anticipate.

We have been informed that our supplier will be able to make available an additional five year supply of material beyond the supplies we have agreed to purchase. As a result, we have not made arrangements to obtain an alternate supply of material. In the event we are unable to obtain alternative supplies of materials upon the depletion of our current supply we will experience delays in the production of KeraVision Intacs and will need to obtain alternate materials. If we are required to manufacture KeraVision Intacs using alternate materials we will also be required to obtain FDA approval of this material, a process that could take several years and cause us to incur substantial costs. Furthermore, we cannot assure you that we will be able to obtain FDA approval of a new material at all. Any interruption of supply would have a material adverse effect on KeraVision's ability to manufacture KeraVision Intacs or future products which could have a material adverse effect on its business, financial condition or results of operations.

Year 2000 computer problems may affect KeraVision's computer systems and its ability to operate.

  The Year 2000 computer problem is caused by the inability of some software and hardware to handle dates after December 31, 1999. KeraVision is actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant and to monitor their progress toward year 2000 compliance. However, some of KeraVision's or its suppliers' computer systems could fail or miscalculation could occur, causing disruptions in our operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  We cannot assure you that any system of other companies on which KeraVision's systems rely and which are not Year 2000 compliant, will be year 2000 compliant in a timely fashion and would not have an adverse effect on KeraVision's systems.

KeraVision may not have the ability to obtain and maintain patents on KeraVision Intacs and its technology which could permit others to develop similar products or more easily compete with our business.

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

     The Company has not historically paid cash dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data
------   -----------------------

                                                                                      Year Ended December 31,
(in thousands, except per share data)                1998               1997              1996             1995                1994
Statement of Operations Data
Net sales.......................................     $835               $355              $137               $--                $--

Costs and expenses:
 Cost of sales and manufacturing expenses.......    4,386              3,701               319                --                 --

 Research and development.......................   11,356             10,774            10,888             6,527              5,146

 Selling, general and administrative............    9,693              6,405             3,930             1,725              1,262
                                                 --------          ---------         ---------         ---------           --------

Total costs and expenses........................   25,435             20,880            15,137             8,252              6,408
                                                 --------          ---------         ---------         ---------           --------
Operating loss..................................  (24,600)           (20,525)          (15,000)           (8,252)            (6,408)

Interest income, net............................      563              1,129             2,121             1,203                425
Other expense...................................       --                 --                --               (57)              (114)
                                                  --------          ---------         ---------         ---------           --------

Net loss........................................ $(24,037)          $(19,396)         $(12,879)         $ (7,106)           $(6,097)

                                                 ========           =========         =========         =========           ========


Net loss applicable to common stockholders...... $(27,414)          $(19,396)         $(12,879)         $ (7,106)           $(6,097)

                                                 ========           =========         =========         =========           ========

Basic and diluted net loss per share applicable
    to common stockholders......................   $(2.16)           $(1.55)            $(1.04)           $(1.05)            $(4.52)

Shares used in calculation of net loss per
    share.......................................   12,686            12,528             12,342             6,757              1.348

                                                                            December 31,
                                            ----------------------------------------------------------------------------------

(in thousands)                                  1998               1997              1996              1995               1994
-----------------------------------------   --------     --------------     -------------     -------------     --------------
Balance Sheet Data
Cash, cash equivalents and
 available-for-sale investments..........   $  7,728           $ 14,113          $ 32,065          $ 44,703           $  5,909

Working capital..........................      4,915             11,820            30,435            43,205              4,935
Total assets.............................     11,184             17,345            35,485            45,919              6,934
Capital lease obligations, noncurrent....        821                850               793               114                210
Redeemable convertible preferred stock...     17,489                 --                --                --             27,844
Accumulated deficit......................    (90,092)           (62,678)          (43,282)          (30,403)           (23,440)
Total stockholders' equity (net capital
 deficiency).............................    (11,447)            12,937            31,765            44,035            (22,144)


Item 7.  KeraVision Management's Discussion and Analysis
------              -------------------------------------

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

    On April 9, 1999, KeraVision obtained FDA approval to distribute and sell KeraVision Intacs in the United States for the treatment of myopia in the range of 1.0 to 3.0 diopters of correction for patients over 21 years old. Prior to receiving this approval, KeraVision's Pre-Market Approval application to sell Intacs, was deemed "approvable" by the FDA on February 16, 1999. On January 12, 1999, the Ophthalmic Devices Panel of the FDA unanimously recommended approval with conditions for KeraVision to sell its initial product, Intacs, in the range of -1.0 to -3.5 diopters. The Company has enrolled a limited number of patients in the range of -0.5 and -1.0 diopters and -3.5 to -5.0 diopters in a Phase III trial. In May 1998, the Company received regulatory approval in Canada to sell KeraVision Intacs in the range of -1.0 to -5.0 diopters; the Company has subsequently begun limited commercial sales in Canada. In late 1996, the Company was granted the right to affix the CE mark on KeraVision Intacs for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in European Union countries.

    The research, manufacture, sale and distribution of medical devices such as KeraVision Intacs are subject to numerous regulations, imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including KeraVision Intacs, must be cleared or approved by the FDA. Securing FDA approvals and clearances required the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals have been given, product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European countries.

    Until the development and testing processes for KeraVision Intacs are fully complete, we cannot be sure that KeraVision Intacs will perform in the manner we anticipate. Although the Company does have approval to sell products in the United States, the European Union and Canada, we cannot be sure that KeraVision Intacs will prove to be safe or effective over the long term in correcting vision or that KeravVision Intacs or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of KeraVision Intacs or any other potential products or ever achieve profitable operations.

Years ended December 31, 1998 and 1997

    Net revenues for 1998 increased to $835,000 from $355,000 in 1997, primarily as a result of increased unit shipments associated with the Company's limited product launch into the Canadian market. Sales to customers in Canada represented 51% of net sales in 1998.

    Cost of sales exceeded revenues reflecting currently low production volumes and fixed costs associated with the Company's higher volume manufacturing capabilities.

    Research and development expenses for the year ended December 31, 1998 were $11.4 million compared to $10.8 million incurred in the prior year. Research and development expenses in 1998 represented 46% of the $24.6 million loss from operations, and in 1997 represented 53% of the $20.5 million loss from operations. The Company expects research and development expenses to remain relatively stable as studies are completed and replaced with new indications.

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

    Cost of sales exceeded revenues reflecting currently low production volumes and fixed costs associated with the Company's higher volume manufacturing capabilities.

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

Tax Matters

    As of December 31, 1998, the Company had federal, state and French net operating loss carryforwards of approximately $66.3 million, $16.9 million and $3.7 million, respectively. The Company also had federal and state research and experimentation credit carryforwards of approximately $1.3 million and $1.0 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1999 through 2018, if not utilized. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions. KeraVision has not yet evaluated the potential impact of these provisions on its ability to currently utilize the net operating loss and credit carryforwards.

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

     On December 23, 1998 the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq:
TSND) and its anticipated net cash balance of about $8 million. This transaction will be accounted for as an acquisition of assets. Under the agreement, Transcend will wind down its operations as a drug development company and no Transcend employees will be retained after the closing of the transaction. According to the terms of the agreement, Transcend will become a wholly owned subsidiary of the Company. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium of 30 percent. Stockholders holding 51% of Transcend outstanding common stock have agreed to vote in favor of the merger. In addition, KeraVision will be entitled to a breakup fee of $500,000 if the agreement is terminated for certain reasons.

     In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000. The full amount was advanced on March 25, 1999. The loan bears interest at 11.75% per year until the Company repays the loan on September 30, 2001. The Company has the right to prepay the loan subject to a prepayment penalty of 6% of the current outstanding principal. Repayment of the loan is secured by the Company's assets except for intellectual property. In connection with the loan, KeraVision granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance.

     KeraVision expects to continue to incur substantial expenses in support of additional research and development and sales and marketing activities, including cost of clinical studies, manufacturing costs, the expansion of its sales and marketing organization and the support for ongoing administrative activities. Management's planned expenditures for 1999 exceed current cash, cash equivalents and available-for-sale investments, and the funds to be received from the Transcend acquisition and the Senior Term Loan. Management believes that sufficient funds will be available from additional investors to support planned operations through December 1999. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary additional capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through December 31, 1999. These actions would have material adverse effects on the Company's business, results of operations and prospects.

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

     Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems, will have a material adverse impact on the Company's financial condition or overall results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no guarantee that the failure to ensure year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

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

                                                                                                                      Fair Value
(in thousands)                         1999          2000          2001          2002           2003    Total           12/31/98
--------------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents
   Fixed rate                        $1,449           $--           $--           $--            $--     $1,449           $1,449
   Average interest rate               2.87%
Available-for-sale investments
   Fixed rate                         6,279            --            --            --             --      6,279            6,279
   Average interest rate                5.3%

Total investments
   Securities                         7,728            --            --            --             --      7,728            7,728
   Average interest rate               4.85%

Long-Term Debt:
   Fixed rate                           646           563           233           150             --      1,592            1,592
   Average interest rate              13.93%        13.94%        16.47%        17.77%

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

(a)(1)The following financial statements and Report of Ernst & Young LLP, Independent Auditors, are filed as part of this report:

                                                                     Page
                                                                     ----
        Report of Ernst & Young, Independent Auditors                 34

        Consolidated Balance Sheets at December 31, 1998 and 1997     35

        Consolidated Statements of Operations Years Ended             36
            December 31, 1998, 1997 and 1996

        Consolidated Statements of Redeemable Convertible
            Preferred Stock and Stockholders' Equity (net capital
            deficiency) Years Ended December 31, 1998, 1997 and 1996  37

        Consolidated Statements of Cash Flows Years Ended             38
            December 31, 1998, 1997, and 1996

        Notes to Consolidated Financial Statements                    39

   (2)  Financial Statement Schedule

        Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (3)  The following exhibits are filed as part of this report:


Exhibit       Description
Number        -----------
------
   2.1        Agreement and Plan of  reorganization by and among KeraVision, Inc. KVTT acquisition corporation and Transcend Theraputics, Inc. dated as of December 22, 1998.(13)
   3.1        Amended and Restated Certificate of Incorporation of Registrant.(1)
   3.2        Amended and Restated Bylaws of Registrant, as amended.
   4.1        Preferred Shares Rights Agreement, dated as of August 18, 1997, between Registrant and Bank
              Boston, N.A. (7)
   4.2        KeraVision, Inc. Investors' Rights Agreement.(13)
   4.3        Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible
              Preferred Stock of KeraVision, Inc.(14)
  10.1        Form of Indemnification Agreements for directors and officers. (1)
  10.2        1997 Employee Stock Option Plan.(1)(2)
  10.3        1987 Stock Option Plan and forms of agreements thereunder.(1)(2)
  10.4        Form of Change of Control Agreement entered into between Registrant and Chief Executive Officer in May 1997.(2)(8)
  10.5        Form of Change of Control Agreement entered into between Registrant and Executive Officers in May
              1997.(2)(8)
  10.6        1995 Stock Plan, as amended.(2)(9)
  10.7        1995 Directors' Option Plan and form of subscription agreement.(4)(2)
  10.8        401(k) Plan.(1)(2)

 10.9         Fremont Office Lease dated August 20, 1993 and all amendments thereto.(1)
 10.10        Kilmer License Agreement, dated December 31, 1992.(1)
 10.11        Manufacturing Agreement dated October 1, 1992.(1)(3)
 10.12        Form of Warrant for Series D Preferred Stock between Registrant and certain holders of Common
              Stock of Registrant.(1)
 10.13        Promissory Notes, dated January 29, 1988, March 8, 1988, March 8, 1989, October 30, 1991, April
              12, 1993 and November 7, 1993, executed by Thomas Loarie in favor of Registrant and all amendments thereto. (9)
 10.14        Promissory Notes, dated September 17, 1990, October 30, 1991, October 30, 1991, and November 7,
              1993, executed by Thomas Silvestrini in favor of Registrant and all amendments thereto. (9)
 10.15        Promissory Note, dated November 7, 1993, executed by Mark Fischer-Colbrie in favor of Registrant and all amendments thereto.(10)
 10.16        Promissory Notes, dated March 8, 1988, March 8, 1988, March 8, 1989, October 30, 1991, and
              November 7, 1993, executed by Darlene Crockett-Billig in favor of Registrant and all amendments thereto.(9)
 10.17        Consulting Agreement dated January 19, 1994 between Registrant and John R. Gilbert, and all amendments thereto.(1)
 10.18        Information and Registration Rights Agreement between Registrant and holders of the Preferred
              Stock of the Registrant, dated as of November 19, 1992.(1)
 10.19        Consulting Agreement dated January 1, 1996 between Registrant and John R. Gilbert.(4)
 10.20        Employment Agreement dated January 1997 between Registrant and Thomas M. Loarie.(2)(6)
 10.21        Distribution Agreement dated as of October 31, 1996 by and between Registrant and AM Peschke, a
              German corporation.(5)(6)
 10.22        Promissory notes, dated April 1, 1998, executed by Thomas Loarie in favor of Registrant.(11)
 10.23        Promissory note, dated April 1, 1998, executed by Mark Fischer-Colbrie in favor of Registrant.(11)
 10.24        Promissory note, dated April 1, 1998, executed by Thomas Silvestrini in favor of Registrant.(11)
 10.25        Promissory notes, dated September 1, 1998 executed by Thomas Loarie in favor of Registrant.(12)
 10.26        Promissory notes, dated September 1, 1998 executed by Darlene Crockett-Billig in favor of
              Registrant.(12)
 10.27        Promissory notes, dated September 1, 1998 executed by Thomas Silvestrini in favor of
              Registrant.(12)
 10.28        Promissory notes, dated September 1, 1998 executed by Mark Fischer-Colbrie in favor of
              Registrant.(12)
 10.29        Master loan and security agreement dated March 25, 1999 between Registrant in favor of
              Transamerica Business Credit Corporation.(13)
 10.30        Agreement with A.M. Pappas & Associates dated January 20, 1998.
  23.1        Consent of Ernst & Young LLP, Independent Auditors.
  24.1        Power of Attorney (See Signature Page).(13)
    27        Financial Data Schedule.(13)

________________


(1) Incorporated by reference to identically numbered exhibits filed in Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective on July 27, 1995.

(2)  Management contract or compensatory plan or arrangement.

(3) Confidential treatment has been granted with respect to certain portions of this Exhibit by the Securities and Exchange Commission by order dated July 27, 1995.

(4) Incorporated by reference to identically numbered exhibits filed in Registrant's Form 10-K for the year ended December 31, 1995.

(5) Confidential treatment has been sought with respect to certain portions of this Exhibit.

(6) Incorporated by reference to identically numbered exhibits filed in Registrant's Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to identically numbered exhibit filed in Registrant's Registration on Form 8-A which became effective on August 25, 1997.

(8) Incorporated by reference to exhibits 10.23 and 10.24 filed in Registrant's Form 10-K for the year ended December 31, 1997.

(9) Incorporated by reference to identically numbered exhibits filed in Registrant's Registration Statement on Form S-1 (File No. 33-92880), which became effective on July 27, 1995, and Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference to identically numbered exhibits filed in Registrant's Registration Statement on Form S-1 (File No. 33-92880), which became effective on July 27, 1995, and Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to Exhibits 10.25 through 10.27 filed in Registrant's Form 10-Q for the quarterly period ended March 31, 1998.

(12) Incorporated by reference to Exhibits 10.28 through 10.31 filed in Registrant's Form 10-Q for the quarterly period ended September 30, 1998.

(13) Incorporated by reference to identically numbered Exhibits filed in Registrant's Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to Exhibit 3.3 filed in Registrant's Form 10-K for the year ended December 31, 1998.

(15) (b) The Company filed the following reports on Form 8-K during the year ended December 31, 1998:

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Menlo Park, California on this 3rd day of May 1999.

                             KERAVISION, INC.

                             By:  /s/Mark Fischer-Colbrie
                                  ---------------------------------------
                                    Mark Fischer-Colbrie
                                 Vice President, Finance and
                    Administration, Chief Financial Officer and Assistant
                   Secretary (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report on Form 10-K has been signed below by the following persons in the capacities and on May 3, 1999.

           Signature                                 Title
           ---------                                 -----

              * Chairman of the Board of Directors, ------------------------------- President and Chief Executive Officer
      (Thomas M. Loarie)         (Principal Executive Officer)

  /s/Mark Fischer-Colbrie        Vice President, Finance and Administration,
-------------------------------  Chief Financial Officer, and Assistant
  (Mark Fischer-Colbrie)         Secretary (Principal Financial and
                                 Accounting Officer)


               *                 Director
-------------------------------
      (Charles Crocker)

               *                 Director
-------------------------------
      (John R. Gilbert)

               *                 Director
-------------------------------
      (Kathleen D. La Porte)

               *                 Director
-------------------------------
      (Lawrence Lehmkuhl)

               *                 Director
-------------------------------
      (Kshitij Mohan)

               *                 Director
-------------------------------
      (Arthur M. Pappas)

               *                 Director
-------------------------------
      (Peter L. Wilson)


*By: /s/Mark Fischer-Colbrie     Vice President, Finance and Administration,
    ------------------------
       (Mark Fischer-Colbrie)    Chief
           Attorney-in-Fact      Financial Officer, and Assistant Secretary
                                 (Principal Financial and Accounting Officer)

                                KERAVISION, INC.

                               Index to Exhibits

     Exhibit
     Number                                 Description                            Page Number
----------------------------------------------------------------------------------------------

       3.2         Amended and Restated Bylaws of Registrant

      10.30        Agreement with A.M. Pappas & Associates dated January 20, 1998

      23.1         Consent of Ernst & Young LLP, Independent Auditors



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


                                                               Ernst & Young LLP



February 3, 1999,
except for Note 9, as to which the date is March 25, 1999
San Jose, California

                                KERAVISION, INC.
                          Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                                       December 31,
                                                                                                -----------------------
                                                                                                    1998         1997
                                                                                                -----------------------
Assets
Current assets:
  Cash and cash equivalents.....................................................................    $1,449       $2,574
  Available-for-sale investments................................................................     6,279       11,539
  Prepaid expenses and other current assets.....................................................     1,508        1,265
                                                                                                  --------     --------

Total current assets............................................................................     9,236       15,378

Property and equipment, at cost:
  Manufacturing and laboratory equipment........................................................     3,709        3,298
  Office furniture and fixtures.................................................................       597          586
  Leasehold improvements........................................................................       636          383
                                                                                                  --------     --------
                                                                                                     4,942        4,267
Accumulated depreciation and amortization.......................................................    (3,102)      (2,398)
                                                                                                  --------     --------
  Net property and equipment....................................................................     1,840        1,869
Other assets....................................................................................       108           98
                                                                                                  --------     --------

Total assets....................................................................................   $11,184      $17,345
                                                                                                  ========     ========

Liabilities and stockholders' equity (net capital deficiency)
Current liabilities:
  Accounts payable..............................................................................    $1,742       $1,089
  Accrued payroll and related expenses..........................................................       581          489
  Accrued clinical trial costs..................................................................     1,282        1,211
  Other accrued liabilities.....................................................................       204          414
  Current portion of capital lease obligations..................................................       512          355
                                                                                                  --------     --------

Total current liabilities.......................................................................     4,321        3,558

Capital lease obligations.......................................................................       821          850
Redeemable convertible series B preferred stock, no par value:
 Authorized shares--662,500;
 Issued and outstanding shares--562,500 at December 31, 1998, aggregate liquidation
   preference of $20,520,000....................................................................    17,489           --
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Preferred stock, par value $.001, 2,000,000 shares authorized, none issued and outstanding....        --           --
  Common stock, par value $.001, 30,000,000 shares authorized, 12,776,920 and 12,593,646 shares
   issued and outstanding in 1998 and 1997, respectively........................................        13           13

  Additional paid-in capital....................................................................    80,162       76,540
  Deferred compensation.........................................................................       (30)        (179)
  Accumulated other comprehensive income........................................................       109           44
  Accumulated deficit...........................................................................   (90,092)     (62,678)
  Notes receivable from stockholders............................................................    (1,609)        (803)
                                                                                                  --------     --------

Total stockholders' equity (net capital deficiency).............................................   (11,447)      12,937
                                                                                                  --------     --------

Total liabilities and stockholders' equity (net capital deficiency).............................   $11,184      $17,345
                                                                                                  ========     ========

                            See accompanying notes.

                                KERAVISION, INC.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                                           Year Ended
                                                                                          December 31,
                                                                     ---------------------------------------------------
                                                                                1998             1997             1996
                                                                     ---------------------------------------------------


   Net sales.........................................................             $835             $355             $137

   Costs and expenses:
       Cost of sales and manufacturing expenses......................            4,386            3,701              319
       Research and development......................................           11,356           10,774           10,888
       Selling, general and administrative...........................            9,693            6,405            3,930
                                                                     ---------------------------------------------------

   Total costs and expenses..........................................           25,435           20,880           15,137
                                                                     ---------------------------------------------------

   Operating loss....................................................          (24,600)         (20,525)         (15,000)
   Interest income, net..............................................              563            1,129            2,121
                                                                     ---------------------------------------------------

   Net loss..........................................................         $(24,037)        $(19,396)        $(12,879)
                                                                     ---------------------------------------------------

   Preferred stock dividend requirements:
     Redeemable convertible series B.................................             (846)              --               --
     Deemed dividend (Note 5)........................................           (2,531)              --               --
                                                                     ---------------------------------------------------

   Net loss applicable to common stockholders........................         $(27,414)        $(19,396)        $(12,879)
                                                                     ===================================================
   Basic and diluted net loss per share applicable to common
    stockholders.....................................................           $(2.16)          $(1.55)          $(1.04)

   Shares used in calculation of net loss per share..................           12,686           12,528           12,342

                            See accompanying notes.

                                                         KeraVision, Inc.
        Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency)
                                        (In thousands, except share and per share amounts)

                                                   Redeemable Convertible
                                                     Preferred Stock           Common Stock        Additional
                                                  ---------------------------------------------      Paid-In       Deferred
(in thousands, except share and per share amounts) Shares      Amount       Shares       Amount      Capital      Compensation
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                         --          --         12,262,845   $ 12         $ 75,710         $ (477)
Issuance of common stock upon exercise of options    --          --            181,957     --              404       --
Amortization of deferred compensation                --          --           --           --          --                 149
Forgiveness of notes receivable from stockholders,
  net of accrued interest                            --          --           --           --          --            --
Comprehensive income:
Net loss                                             --          --           --           --          --            --
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
      net of reclassification adjustments            --          --           --           --          --            --
  Foreign currency translation adjustments           --          --           --           --          --            --
  Other comprehensive income                         --          --           --           --          --            --
Comprehensive income (loss)                          --          --           --           --          --            --
                                                  ----------------------------------------------------------------------------

Balance at December 31, 1996                         --          --         12,444,802          12      76,114           (328)
Issuance of common stock upon exercise of options    --          --            148,844           1         426       --
Amortization of deferred compensation                --          --           --           --          --                 149
Accrued interest on notes receivable from
  stockholder                                        --          --           --           --          --            --
Comprehensive income:
Net loss                                             --          --           --           --          --            --
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
      net of reclassification adjustments            --          --           --           --          --            --
  Foreign currency translation adjustments           --          --           --           --          --            --
  Other comprehensive income                         --          --           --           --          --            --
Comprehensive income (loss)                          --          --           --           --          --            --
                                                  ----------------------------------------------------------------------------

Balance at December 31, 1997                         --          --         12,593,646          13      76,540           (179)
Issuance of common stock upon exercise of options    --          --            183,274     --              598       --
Issuance of redeemable convertible series B
  preferred stock, net of issuance costs             562,500    $ 14,112      --           --            2,531       --
Accretion of dividends on preferred stock            --              150      --           --          --            --
Dividends on preferred stock to be distributed       --              696      --           --          --            --
Dividends on series B preferred stock issuance
  related to deemed dividend (Note 5)                --            2,531      --           --          --            --
Amortization of deferred compensation                --          --           --           --          --                 149
Issuance of stockholder notes                        --          --           --           --          --            --
Forgiveness of notes receivable from stockholders,
  net of accrued interest                            --          --           --           --          --            --
Accrued interest on notes receivable from
  stockholders                                       --          --           --           --          --            --
Compensation expense related to employee stock
  activity                                           --          --           --           --              493       --
Comprehensive income:
Net loss                                             --          --           --           --          --            --
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
      net of reclassification adjustments            --          --           --           --          --            --
  Foreign currency translation adjustments           --          --           --           --          --            --
  Other comprehensive income                         --          --           --           --          --            --
Comprehensive income (loss)                          --          --           --           --          --            --
                                                  ----------------------------------------------------------------------------
Balance at December 31, 1998                         562,500    $ 17,489    12,776,920        $ 13    $ 80,162          $ (30)
                                                  ============================================================================

See accompanying notes.

                                                                                                                  Total
                                                                   Accumulated                    Notes      Stockholders'
                                                                     Other                     Receivable    Equity (Net
                                                   Comprehensive  Comprehensive  Accumulated      From        Capital
(in thousands, except share and per share amounts) Income/(loss)     Income       Deficit     Stockholders    Deficiency)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                            $--           $--          $ (30,403)      $ (807)     $ 44,035
Issuance of common stock upon exercise of options        --            --            --           --                404
Amortization of deferred compensation                    --            --            --           --                149
Forgiveness of notes receivable from stockholders,
  net of accrued interest                                --            --            --                39            39
Comprehensive income:
Net loss                                                  (12,879)     --            (12,879)     --            (12,879)
                                                   --------------
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
      net of reclassification adjustments                      18      --            --           --                 18
  Foreign currency translation adjustments                     (1)     --            --           --                 (1)
                                                   --------------
  Other comprehensive income                                   17            17      --           --           --
                                                   --------------
Comprehensive income (loss)                             $ (12,862)                   --           --           --
                                                   ===============------------------------------------------------------

Balance at December 31, 1996                                                 17      (43,282)        (768)       31,765
Issuance of common stock upon exercise of options        --            --            --           --                427
Amortization of deferred compensation                    --            --            --           --                149
Accrued interest on notes receivable from                --            --            --               (35)          (35)
  stockholders
Comprehensive income:
Net loss                                                  (19,396)     --            (19,396)     --            (19,396)
                                                   --------------
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
      net of reclassification adjustments                      26      --            --           --                 26
  Foreign currency translation adjustments                      1      --            --           --                  1
                                                   --------------
  Other comprehensive income                                   27            27      --           --           --
                                                   --------------
Comprehensive income (loss)                             $ (19,369)     --            --           --           --
                                                   ===============------------------------------------------------------

Balance at December 31, 1997                                                 44      (62,678)        (803)       12,937
Issuance of common stock upon exercise of options        --            --            --           --                598
Issuance of redeemable convertible series B
  preferred stock, net of issuance costs                 --            --            --           --              2,531
Accretion of dividends on preferred stock                --            --               (150)     --               (150)
Dividends on preferred stock to be distributed           --            --               (696)     --               (696)
Dividends on series B preferred stock issuance
  related to deemed dividend (Note 5)                    --            --             (2,531)     --             (2,531)
Amortization of deferred compensation                    --            --            --           --                149
Issuance of stockholder notes                            --            --            --              (776)         (776)
Forgiveness of notes receivable from stockholders,
  net of accrued interest                                --            --            --                46            46
Accrued interest on notes receivable from
  stockholders                                           --            --            --               (76)          (76)
Compensation expense related to employee stock
  activity                                               --            --            --           --                493
Comprehensive income:                                                                                                 0
Net loss                                                  (24,037)     --            (24,037)     --            (24,037)
                                                   --------------
Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities,
      net of reclassification adjustments                     (42)     --            --           --                (42)
  Foreign currency translation adjustments                    107      --            --           --                107
                                                   --------------
  Other comprehensive income                                   65            65      --           --           --
                                                   --------------
Comprehensive income (loss)                             $ (23,972)     --            --           --           --
                                                   ===============------------------------------------------------------
Balance at December 31, 1998                                              $ 109    $ (90,092)    $ (1,609)    $ (11,447)
                                                                  ======================================================

See accompanying notes.

                                KERAVISION, INC.
                     Consolidated Statements Of Cash Flows
                     Decrease in cash and cash equivalents
                                 (in thousands)


                                                                                          Year Ended
                                                                                         December 31,
                                                                           ----------------------------------------
                                                                              1998            1997            1996
                                                                           ----------------------------------------

Cash flows from operating activities:
 Net loss...........................................................       $(24,037)       $(19,396)       $(12,879)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...................................            704             652             448
    Issuance of stockholders' notes receivable......................           (776)             --              --
    Interest receivable on stockholders' notes......................            (76)            (35)            (41)
    Expenses related to employee stock activity, including
     amortization of deferred compensation..........................            688             149             229

    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets.....................           (115)             32          (1,025)
       Accounts payable.............................................            653             116             528
       Other accrued liabilities....................................            (47)            504             391
                                                                           --------        --------        --------
     Net cash used in operating activities..........................        (23,006)        (17,978)        (12,349)
                                                                           --------        --------        --------

Cash flows from investing activities:
 Purchases of available-for-sale investments........................        (22,214)        (20,620)        (40,402)
 Sales of available-for-sale investments............................         25,210          11,408          10,790
 Maturities of available-for-sale investments.......................          2,201          21,474           5,855
 Capital expenditures...............................................           (675)           (545)         (1,550)
 Other assets.......................................................            (10)             49             (77)
                                                                           --------        --------        --------

     Net cash provided by (used in) investing activities............          4,512          11,766         (25,384)
                                                                           --------        --------        --------

Cash flows from financing activities:
 Principal payments under capital lease obligations.................           (480)           (427)           (156)
 Proceeds from sales-leaseback of capital equipment.................            608             495           1,073
 Proceeds from issuance of equity securities, net of
   repurchases......................................................            598             427             404
 Proceeds from issuance of redeemable convertible Series B
   preferred stock, net of issuance costs...........................         16,643              --              --
                                                                           --------        --------        --------
     Net cash provided by financing activities......................         17,369             495           1,321
                                                                           --------        --------        --------
Net decrease in cash and cash equivalents...........................         (1,125)         (5,717)        (36,412)
Cash and cash equivalents at the beginning of the year..............          2,574           8,291          44,703
                                                                           --------        --------        --------
Cash and cash equivalents at the end of the year....................       $  1,449        $  2,574        $  8,291
                                                                           ========        ========        ========
Supplemental disclosure of non-cash financing activities:
Accrued and deemed dividends related to preferred stock.............       $  3,227             $--             $--
Accretion related to preferred stock................................       $    150             $--             $--
Supplemental disclosures of cash flow information
Cash paid for interest..............................................       $    123        $    140        $     25
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

     On December 23, 1998 the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq:
TSND) and its anticipated net cash balance of about $8 million (see Note 8 - Acquisitions). In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which was advanced on March 25, 1999 (see Note 9 - Subsequent Events).

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

Accounting for Employee Stock Options

       The Company accounts for stock-based compensation issued to employees and directors, including outside directors, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). No grants were made to outside directors subsequent to December 15, 1998. The Company's policy is to grant options with an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Accordingly, no compensation cost, other than the compensation discussed in Note 6, has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) (see Note 6).

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

2.   Investments

       At December 31, 1998, the Company's investments were composed of the following (in thousands):

                                                                                                 Gross              Estimated
                                                                                             Unrealized                 Fair
                                                                         Cost                    Gains                 Value
                                                                 ------------------    ------------------    ----------------
Money market instrument..................................                      $215                   $--                $215
Certificate of deposit...................................                       165                    --                 165
Auction rate preferred...................................                     1,875                    --               1,875
Corporate debt securities................................                     4,859                     2               4,861
                                                                 ------------------    ------------------    ----------------

Available-for-sale investment                                                 7,114                     2               7,116
Included in cash & cash equivalents......................                       837                    --                 837
Included in available for sale  investments..............                    $6,277                    $2              $6,279
                                                                 ==================    ==================    ================

       The $7,116,000 included in available-for-sale investments matures in less than one year. During 1998, 1997 and 1996 there were no gross realized gains or losses.

       At December 31, 1997, the Company's investments were composed of the following (in thousands):

                                                                                                    Gross               Estimated
                                                                                                 Unrealized                 Fair
                                                                             Cost                   Gains                  Value
                                                                     ------------------     ------------------    ----------------
Money market instrument......................................                    $2,574                    $--              $2,574
Certificate of deposit.......................................                       659                     --                 659
U.S. Treasury Bills & other governmental agency obligations..                     3,003                     --               3,003
Corporate debt securities....................................                     7,835                     42               7,877
                                                                     ------------------     ------------------    ----------------
                                                                                 14,071                     42              14,113
Included in cash & cash equivalents..........................                    (2,574)                    --              (2,574)
Included in available for sale  investments..................                   $11,497                    $42             $11,539
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

3.   Capital Lease Obligations

       The Company leases certain office and manufacturing equipment under capitalized leases which expire in 2002. The total future minimum lease payments under capital leases as of December 31, 1998 are as follows (in thousands):

Years ended December 31:

                           1999.............................         $646
                           2000.............................          563
                           2001.............................          233
                           2002.............................          150
                                                                  -------
                 Total minimum lease payments...............        1,592
                 Amounts representing interest..............         (259)
                                                                 --------
                 Present value of minimum lease payments....        1,333
                 Less current portion.......................         (512)
                                                                 --------
                 Noncurrent portion.........................       $  821
                                                                 ========

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

4.   Commitments and Contingencies

Leases

       The Company rents office facilities under operating lease agreements which expire at various dates through 1999. The facility lease agreement provides for an option for the Company to extend the lease for an additional five years. Aggregate annual rental commitments under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

1999........................................................    $261
2000........................................................--------
Total minimum lease payments................................    $261
                                                            ========

Legal Matters

      The Company is involved in a claim arising in the ordinary course of business. The Company believes this matter will be resolved without material adverse effect on the Company's financial position, results of operations or cash flows.

5.   Redeemable Convertible Preferred Stock

      On June 12, 1998, the Company issued 562,500 shares of the Company's Series B Redeemable Convertible Preferred Stock (the "Series B Shares") at $32.00 per share. The Series B Shares are entitled to receive quarterly dividends at the rate of seven percent (7%) per annum, payable, at the election of the Company, in either cash or additional Series B Shares, as described in the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (the "Certificate of Designation"). Each Series B Share is immediately convertible, at the option of the holders, into four shares of common stock at $8.00 per share. The Series B Shares are convertible at the Company's option, at the applicable conversion rate which is currently $8.00 per share, after two years if the price of the Company's common stock exceeds $16.00 per share. The conversion rate is subject to adjustment in the event of certain circumstances described in the Certificate of Designation, including if the then-current value of the common stock is below $8.00 per share on June 12, 2000. The Series B Shares are redeemable, at $32 per share, at the option of the holders after five (5) years. The cumulative quarterly dividends as of December 31, 1998 were approximately $696,000. For the year ended December 31, 1998, preferred dividends of $696,000, accretion of $150,000 and the deemed dividends, representing the difference, at the date of issuance, between the market value of the Company's common stock of $9.125 at June 12, 1998 and the conversion price of the Company's series B convertible preferred stock of $2.5 million are added to the net loss to arrive at net loss applicable to common stockholders. The difference between the carrying value of the preferred stock and the aggregate redemption value is being accreted as preferred stock dividends over the five year redemption period.

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

Information relative to stock option activity under all plans is as follows:

                                                                                   Outstanding Options
                                                           -----------------------------------------------------------------
                                                                                  Weighted-Average                Aggregate
                                             Available              Number            Exercise                    exercise
                                             for Grant            of Shares            Price                        Price
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

The following table summarizes information about options outstanding at December 31, 1998:

                                 Options Outstanding                                                  Options Exercisable
-------------------------------------------------------------------------------------     -----------------------------------------
                                                Weighted Average
                                                     Remaining       Weighted Average                            Weighted Average
  Range of                Number Outstanding      Contractual           Exercise             Number Exercisable    Exercise Price
Exercise  Prices             at 12/31/98             Life                 Price                at 12/31/98
-------------------------------------------------------------------------------------     -----------------------------------------
 $1.875-5.438                        492,089           8.19               $ 4.77                         107,070        $ 3.82
   5.75-6.25                         374,981           8.49                 5.97                           3,411          5.96
  7.125-8.75                         440,169           7.05                 7.74                         131,645          8.25
 9.125-15.50                         174,337           8.78                11.97                          42,800         13.01
                     =======================                                              ======================
$1.875-15.50                       1,481,576           8.00               $ 6.80                         284,926        $ 7.27
                     =======================                                              ======================

       The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation cost has been recognized for stock options granted in 1998, 1997 and 1996 with exercise prices equal to the fair value of the Company's common stock on the date of grant. Had compensation cost for the Company's stock option plans and employee stock purchase plan described below been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

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

          The weighted average fair value of each option granted in 1998, 1997 and 1996 is $2.87, $6.31 and $8.27 respectively, estimated using the Black-Scholes Multiple option-pricing model with the following weighted-average assumptions:

                                                       1998                   1997                1996
                                               -----------------       ---------------     ----------------
 Expected volatility..................               .8669                 .8068                .5318
 Risk-free interest rate..............                5.02%                 6.06%                6.04%
 Weighted-average expected life.......                4.60                  4.53                 4.46
 Dividend yield.......................                  --                    --                   --

Deferred and Other Compensation

       For certain options granted prior to December 31, 1995, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Deferred compensation of $597,000 recorded in 1995 is being amortized ratably over the vesting period of such options. In connection with the modification of certain employee stock arrangements and the forgiveness of employee notes receivable, the Company recorded compensation expense of $539,000 in 1998.

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

Common Stock Reserved for Issuance

       The Company has reserved shares of common stock for the following at December 31, 1998:

             Exercises under the 1987 Stock Option Plan..........................                     242,558
             Purchases under the 1995 Employee Stock Purchase Plan...............                     128,080
             Exercises under the 1995 Stock Option Plan..........................                   1,283,720
             Exercises under the 1995 Directors Option Plan......................                     150,000
             Exercises under the 1997 Stock Option Plan..........................                     396,461
             Conversion of Redeemable Convertible Series B preferred stock.......                   2,650,000
             Conversion of undesignated preferred stock..........................                   2,000,000
                                                                                      -----------------------
                                                                                                    6,850,819
                                                                                      =======================

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

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                                   December 31,
                                                                     ------------------------------------
                                                                              1998                  1997
                                                                     ------------------------------------
                                                                                 (In Thousands)
Deferred tax assets:
Net operating loss carryforwards..............................               $ 25,109            $ 15,186
Capitalized research costs....................................                  7,556               8,772
Research credit carryforwards.................................                  1,901               1,535
Other.........................................................                    368                 506
                                                                     ------------------------------------
Total deferred tax assets.....................................                 34,934              25,999
Valuation allowance...........................................                (34,934)            (25,999)
                                                                     ------------------------------------
Net deferred tax assets.......................................                  $  --               $  --
                                                                     ====================================

      The deferred tax asset valuation allowance increased $8,935,000, $8,048,000 and $5,108,000 in 1998, 1997 and 1996, respectively.

8.  Pending Acquisition

     On December 23, 1998 the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq:
TSND) and its anticipated net cash balance of about $8 million. This transaction would be accounted for as a purchase of assets. Under the agreement, Transcend will wind down its operations as a drug development company and no Transcend employees will be retained after the closing of the transaction. According to the terms of the agreement, Transcend will become a wholly owned subsidiary of the Company. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium expected to be 30 percent. KeraVision's board members approved the transaction with Transcend because the merger, including the premium being paid over the net cash book value of the Trascend shares, provides KeraVision a source of cash on terms that are favorable to current financing options available to KeraVision. Stockholders, representing a majority of the voting interests of Transcend have agreed to vote in favor of the merger. In addition, KeraVision will be entitled to a breakup fee of $500,000 if the agreement is terminated for certain reasons.

9.  Subsequent Events

     In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which were advanced on March 25, 1999. Borrowings under the loan are secured by substantially all of the company's assets except for intellectual property. In conjunction with the loan, the Company granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance. The Company will record the fair value of the warrants as additional interest expense to be amortized over the term of the related debt. The value of the immediately exercisable warrants will be determined using a Black Scholes valuation model, based on the contractual term of the warrants.