Form 10-Q
period 1999-03-31
KERAVISION INC /CA/
filed 1999-05-14
CIK 946154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended March 31, 1999

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

                           Yes     X     No
                                -------      -------
    As of May 3, 1999  there were 13,084,161 shares of Common Stock outstanding

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION (unaudited)


   Item 1.   Condensed Consolidated Balance Sheets as of
             March 31, 1999 and December 31, 1998

             Condensed Consolidated Statements of Operations for the three-month periods March 31, 1999 and 1998

             Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998

             Notes to Condensed Consolidated Financial
             Statements

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II. OTHER INFORMATION


   Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands)

                                                        March 31,    December 31
                                                           1999         1998
                                                        -----------  -----------
                                                        (Unaudited)   (Note 1)
                     ASSETS
Current assets:
  Cash and cash equivalents..........................       $5,329       $1,449
  Available-for-sale investments.....................          874        6,279
  Prepaid expenses and other current assets..........        1,187        1,081
  Inventory..........................................        1,277          427
                                                        -----------  -----------
Total current assets.................................        8,667        9,236
                                                        -----------  -----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment.............        3,914        3,709
  Office furniture and fixtures......................          586          597
  Leasehold improvements.............................          635          636
                                                        -----------  -----------
                                                             5,135        4,942
Accumulated depreciation and amortization............       (3,213)      (3,102)
                                                        -----------  -----------
  Net property and equipment.........................        1,922        1,840
Other assets.........................................          107          108
                                                        -----------  -----------
Total assets.........................................      $10,696      $11,184
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable...................................       $2,806       $1,742
  Accrued payroll and related expenses...............          971          581
  Accrued clinical trial costs.......................        1,251        1,282
  Other accrued liabilities..........................          247          204
  Current portion of capital lease obligations.......          540          512
  Short-term debt....................................        4,339          --
                                                        -----------  -----------
Total current liabilities............................       10,154        4,321

Capital lease obligations............................          798          821
Redeemable convertible series B preferred stock             17,900       17,489

Commitments and contingencies

Stockholders' equity (net capital deficiency):
  Common stock.......................................           13           13
  Additional paid-in capital.........................       81,090       80,162
  Deferred compensation..............................          --           (30)
  Accumulated other comprehensive income.............          108          109
  Accumulated deficit................................      (97,758)     (90,092)
  Notes receivable from stockholders.................       (1,609)      (1,609)
                                                        -----------  -----------
Total stockholders' equity (net capital deficiency)..      (18,156)     (11,447)
                                                        -----------  -----------
Total liabilities and stockholders'
   equity (net capital deficiency)...................      $10,696      $11,184
                                                        ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          1999      1998
                                                          --------- ---------
Net sales....................................                 $472      $152

Costs and expenses:
   Cost of sales and manufacturing
    expenses..................................               1,588       961
   Research and development...................               2,090     2,903
   Selling, general and
      administrative..........................               3,979     1,911
                                                          --------- ---------
Total costs and expenses......................               7,657     5,775
                                                          --------- ---------
Operating loss................................              (7,185)   (5,623)

Interest income...............................                  32       115
Interest expense..............................                (103)      (22)
                                                          --------- ---------
Net Loss......................................             ($7,256)  ($5,530)

Preferred stock dividend requirements:
   Redeemable convertible series B............                (411)       --
                                                          --------- ---------
Net loss applicable to common stockholders....             ($7,667)  ($5,530)
                                                          ========= =========
Basic and diluted net loss per share
 applicable to common stockholders............              ($0.60)   ($0.44)
                                                          ========= =========
Shares used in calculation of
 net loss per share...........................              12,794    12,636

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (In thousands, unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1999      1998
                                                       --------- ---------
Cash flows from operating activities:
 Net Loss......................................       ($7,256)    ($5,530)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization...............            141       200
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets.           (106)       91
     Inventory.................................           (850)       (9)
     Accounts payable..........................          1,064       454
     Other accrued liabilities.................            402       166
                                                       --------  ---------
    Net cash used in operating activities......         (6,605)   (4,628)
                                                       --------  ---------
Cash flows from investing activities:
 Purchases of available-for-sale investments...           (297)   (2,404)
 Sales of available-for-sale investments.......          5,702     8,111
 Capital expenditures..........................           (193)     (378)
 Other assets..................................              1       --
                                                       ---------  --------
    Net cash provided by investing activities..          5,213     5,329
                                                       ---------  --------
Cash flows from financing activities:
 Principal payments under capital
   lease obligations...........................           (127)     (121)
 Proceeds from sales-leaseback of
   capital equipment...........................            132       180
 Proceeds from issuance of short-term
   debt and warrants...........................          5,000        --
 Proceeds from issuance of equity securities,
   net of repurchases..........................            267       141
                                                       ---------  --------
    Net cash provided by financing activities..          5,272       200
                                                       ---------  --------
Net increase in cash and cash equivalents......          3,880       901
Cash and cash equivalents at the
   beginning of the period.....................          1,449     2,574
                                                       --------   --------
Cash and cash equivalents at the
   end of the period...........................         $5,329    $3,475
                                                       =========  ========
Supplemental disclosure of non-cash
 financing activities:

  Accrued dividends to preferred stock.........            $343       $ --
                                                       =========   ========
  Accretion related to preferred stock.........             $68       $ --
                                                       =========   ========

See accompanying notes to unaudited condensed consolidated financial statements.

                         KERAVISION, INC.

Notes to Condensed Consolidated Financial Statements, (unaudited)

1.      Basis of Presentation

        The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of March 31, 1999, the statements of operations for the three-month periods ended March 31, 1999 and 1998 and the statements of cash flows for the three-month periods ended March 31, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 and filed with the Security and Exchange Commission on May 3, 1999. The accompanying condensed consolidated balance sheet at December 31, 1998 is derived from audited financial statements at that date.

        Results for the quarters ended March 31, 1999 and 1998 are not necessarily indicative of results for any other interim period or for any year.

2.      Management's Plans and Financing

The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At March 31, 1999, the Company had an accumulated deficit of $97.8 million and incurred a net loss of $7.3 million.

On December 23, 1998, the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq: TSND) and its anticipated net cash balance of approximately $8 million. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium of approximately 30 percent. The merger of Transcend into KeraVision is currently scheduled to occur on May 28, 1999. In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which was advanced on March 25, 1999.

Management's planned expenditures for 1999 exceed current cash, cash equivalents and available-for-sale investments and the funds to be received from the Transcend acquisition and the senior term loan. The Company will need to obtain additional funds to continue its research and development activities, fund operating expenses, initiate sales and marketing activities in the U.S. for its approved products and pursue regulatory approvals for its products under development. Management believes that sufficient funds will be available from additional investors to support planned operations through December 1999. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary additional capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through December 31, 1999. These actions would have material adverse effects on the Company's business, results of operations and prospects.

3. Net Loss Per Common Share

Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidulitive. For the period ended March 31, 1999 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at a net loss applicable to common stockholders. Options and warrants to purchase 279,310 and 55,492 shares of common stock were outstanding at March 31, 1999 and 1998, respectively but were not included in the computation of diluted net income per share as the Company's incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

 4.     Inventory

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's inventory at March 31, 1999 was composed of the following (in thousand):

             Raw Materials             $  535
             Finished Goods               742
                                     ---------
             Total                     $1,277
                                     =========

5.      Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Management believes that all of the assumptions used in the preparation of the financial statements contained in this Quarterly Report are reasonable and have a reasonable basis. Actual results could differ from these estimates.

6.      Issuance of Debt

In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which were advanced on March 25, 1999. The loan bears interest at 12.6% per year until the Company repays the loan on September 30, 2001. Borrowings under the loan are secured by substantially all of the company's assets except for intellectual property. In conjunction with the loan, the Company granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance. The Company recorded the fair value of the warrants as additional interest expense to be amortized over the term of the related debt. The value of the immediately exercisable warrants was determined using a Black Scholes valuation model, based on the contractual term of the warrants.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -
Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

Overview

        Since its founding in November 1986, the Company has been engaged in the research and development of KeraVision Intacs and related technology. Although the Company recorded its first revenue in the quarter ended December 31, 1996, the Company expects to continue to incur substantial losses at least through the year ending December 31, 1999 and until sufficient revenue and margin can be generated to offset expenses. Given the uncertainties in developing a new market, revenues may not significantly accelerate in the foreseeable future.
Furthermore, the Company expects its overall expenses to increase as its sales and marketing activities increase.

        On April 9, 1999, KeraVision obtained FDA approval to distribute and sell KeraVision Intacs in the United States for the treatment of myopia in the range of -1.0 to -3.0 diopters of correction for patients
over 21 years old.   In May 1998, the Company received regulatory
approval in Canada to sell KeraVision Intacs in the range of
-1.0 to -5.0 diopters; the Company has subsequently begun limited commercial sales in Canada. In late 1996, the Company was granted the right to affix the CE mark on KeraVision Intacs for myopia which allows the Company to sell product in the range of -1.0 to -5.0 diopters in
European Union countries.   The Company has enrolled a limited number
of patients in the range of -0.5 and -1.0 diopters and -3.5 to -5.0 diopters in a Phase III trial.

        The research, manufacture, sale and distribution of medical devices such as KeraVision Intacs are subject to numerous regulations, imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including KeraVision Intacs, must be cleared or approved by the FDA. Securing FDA approvals and clearances required the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. After product approvals have been given, product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European countries.

        Until the development and testing processes for KeraVision Intacs are fully complete, we cannot be sure that KeraVision Intacs will perform in the manner we anticipate. Although the Company does have approval to sell products in the United States, the European Union and Canada, we cannot be sure that KeraVision Intacs will prove to be safe or effective over the long term in correcting vision or that KeraVision Intacs or any other product developed by the Company will be commercially successful, will be successfully marketed or achieve market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of KeraVision Intacs or any other potential products or ever achieve profitable operations.

Results of Operations

        Three Months Ended March 31, 1999 and 1998

        Net revenues increased by $320,000 to $472,000 for the three-month period ended March 31, 1999 compared to $152,000 for the three-month period ended March 31, 1998. The increase was primarily due to increased unit shipments associated with the Company's limited product launch into Canadian market. Sales to customers in Canada represented
73% of net sales in the first quarter of 1999.

        Cost of sales and manufacturing expenses totaled $1.6 million as compared to $1.0 million in the comparable prior year period. These costs reflect currently low production volumes and certain fixed costs associated with the Company's manufacturing capabilities.

        Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended March 31, 1999 were $2.1 million, a decrease of $0.8 million from the three-month period ended March 31, 1999. The decrease is primarily due to reduced clinical trial costs and associated expenses due to the completion of various studies, in addition to the reduced legal expenses associated with patent filing fees.

        Selling, general and administrative expenses of $4.0 million were incurred in the three-month period ended March 31, 1999, an increase of $2.1 million from the $1.9 million incurred in the comparable prior year period. The increase was primarily due to increased marketing efforts related to our limited launch in Canada and preparation for a U.S. launch.

        The Company recorded $0.1 million of interest expense for the three-month period ended March 31, 1999, as compared to $0.1 million of net interest income for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss per common stockholder for the quarter was $7.7 million versus $5.5 million for the same quarter in 1998. The net loss per share applicable to common stockholders was 60 cents vs 44 cents in 1998.
This per share calculation includes the effect of a dividend and accretion of $0.4 million to preferred stockholders. The Company believes that its net loss may significantly increase in future periods.

Liquidity and Capital Resources

        The Company has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income and equipment financing arrangements. Cash used in operating activities for the first three months of 1999 has increased to $6.6 million from $4.6 million in the prior year, reflecting increased selling, general and administrative, research and development and increased negative gross margins. Cash, cash equivalents and available-for-sale investments were $6.2 million at March 31, 1999. Capital expenditures for the first three months of 1999 and 1998 were $0.2 million and $0.4 million, respectively.

On December 23, 1998, the Company announced that it had entered into a definitive merger agreement to acquire Transcend Therapeutics, Inc. (Nasdaq: TSND) and its anticipated net cash balance of approximately $8 million. This transaction will be accounted for as an acquisition of assets. Under the agreement, Transcend will wind down its operations as a drug development company and no Transcend employees will be retained after the closing of the transaction. According to the terms of the agreement, Transcend will become a wholly owned subsidiary of the Company. Transcend stockholders will receive shares of KeraVision common stock with a value equal to the amount of net cash of Transcend as of the closing date plus a premium of approximately 30 percent. Stockholders holding 51% of Transcend outstanding common stock have agreed to vote in favor of the merger. In addition, KeraVision will be entitled to a breakup fee of $500,000 if the agreement is terminated for certain reasons. The merger is currently expected to occur on May 28, 1999.

In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000. The full amount was advanced on March 25, 1999. The loan bears interest at 12.6% per year until the Company repays the loan on September 30, 2001. The Company has the right to prepay the loan subject to prepayment penalty of 6% of the outstanding principal balance on the prepayment date. Repayment of the loan is secured by the Company's assets except for intellectual property. In connection with the loan, KeraVision granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. These warrants are exercisable for 7 years from the date of issuance. The Company recorded the fair value of the warrants as additional interest expense to be amortized over the term of the related debt. The value of immediately exercisable warrants was determined using a Black Scholes valuation model, based on the contratual term of the warrants.

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


Forward Looking Statements

        The Company notes that certain of the statements in this report are forward looking. Actual results may differ materially due to a variety of factors including, but not limited to (i) unavailability of capital, (ii) lack of market acceptance of KeraVision Intacs, (iii) complications relating to KeraVision Intacs or the surgical procedure,
(iv) competitive products and technology, (v) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of KeraVision Intacs,
(vi) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, , and (vii) other risk factors described under the heading "Risk Factors Affecting the Company, its Business and its Stock Price" as set forth below in this Item 1 of the Company's Form 10-K/A for the year ended December 31, 1998.

PART II.        OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

Exhibit No.     Description

3.1     Amended and Restated Certificate of Incorporation of the
        Company (filed as Exhibit 3.1 to the Company's registration statement on Form S-1 (File No. 33-92880) and incorporated herein by reference)

3.2 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed with the Commission on May 3, 1999 ("Form 10-K/A") and incorporated herein by reference)

4.1 Preferred Shares Rights Agreement, dated as of August 18, 1997, between the Company and Bank Boston, N.A., including the Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock attached thereto as Exhibit A (filed as Exhibit 4.1 to the Company's Form 8-A filed with the Commission on August 25, 1997 and incorporated herein by reference)

4.2 Investors' Rights Agreement dated as of June 12, 1998, by and among the Company and the investors listed on Exhibit A thereto (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on April 1, 1999 ("Form 10-K") and incorporated herein by reference)

4.3     Certificate of Designation of Rights, Preferences and
        Privileges of Series B Convertible Preferred Stock of the
        Company (filed as Exhibit 3.3 to the Company's Form 10-K and incorporated herein by reference)

10.1    Master Loan and Security Agreement dated as of March 25,
        1999 by and between the Company and Transamerica Business
        Credit Corporation (filed as Exhibit 10.29 to the Company's Form 10-K and incorporated herein by reference)

27      Financial Data Schedule


(b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

                Report Date:  January 14, 1999
                Item 5.   Other Events

                FDA Panel Recommends Approval With Conditions for
                Keravision Intacs, a Non-Laser Treatment for Myopia.

        -------------

                Report Date:  February 10, 1999
                Item 5.   Other Events
                KeraVision Reports Fourth Quarter Results.

        --------------

                Report Date:  February 10, 1999
                Item 5.   Other Events

                KeraVison Begins European Clinical Study On Non-Laser Treatment for Hyperopia.

        --------------

                Report Date:  February 18, 1999
                Item 5.   Other Events

                Intacs (Trademark), Keravision's Non-Laser Product for Nearsightedness, Clears Another FDA Milestone.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KERAVISION, INC.



                              /s/Mark Fischer-Colbrie
                              --------------------------
                              Mark Fischer-Colbrie
                              Vice President, Finance and Administration
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)


                              Date:  May 14, 1999