Form 10-Q
period 1999-06-30
KERAVISION INC /CA/
filed 1999-07-23
CIK 946154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

  For the quarterly period ended June 30, 1999.

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

  For the transition period from   to

                         Commission file number 0-26208

                                 ------------

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

                                 ------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of July 16, 1999 there were 14,100,877 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I. FINANCIAL INFORMATION (unaudited)
   Item 1.     Condensed Consolidated Balance Sheets as of June 30, 1999 and           3
               December 31, 1998...................................................
               Condensed Consolidated Statements of Operations for the three-month     4
               and
               six-month periods ended June 30, 1999 and 1998......................
               Condensed Consolidated Statements of Cash Flows for the six-month       5
               periods ended June 30, 1999 and 1998................................
               Notes to Condensed Consolidated Financial Statements................    6
   Item 2.     Management's Discussion and Analysis of Financial Condition and         9
               Results of Operations...............................................
PART II. OTHER INFORMATION
   Item 2.     Changes in Securities...............................................   11
   Item 4.     Submission of Matters to a Vote of Security Holders.................   11
   Item 6.     Exhibits and Reports on Form 8-K....................................   11
SIGNATURES.........................................................................   13

                                KERAVISION, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,  December 31,
                                                          1999        1998
                                                        --------  ------------
                                                        (Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  8,164    $ 1,449
  Available-for-sale investments.......................      166      6,279
  Accounts receivable, net.............................    1,144        365
  Inventory............................................    1,140        427
  Prepaid expenses and other current assets............      487        716
                                                        --------    -------
Total current assets...................................   11,101      9,236
Property and equipment, at cost:
  Manufacturing and laboratory equipment...............    4,448      3,709
  Office furniture and fixtures........................      607        597
  Leasehold improvements...............................      696        636
                                                        --------    -------
                                                           5,751      4,942
Accumulated depreciation and amortization..............   (3,408)    (3,102)
                                                        --------    -------
  Net property and equipment...........................    2,343      1,840
Other assets...........................................      100        108
                                                        --------    -------
Total assets........................................... $ 13,544    $11,184
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable..................................... $  2,785    $ 1,742
  Accrued payroll and related expenses.................      773        581
  Accrued clinical trial costs.........................    1,176      1,282
  Other accrued liabilities............................      899        204
  Current portion of capital lease obligations.........      540        512
  Short-term debt......................................    4,424        --
                                                        --------    -------
Total current liabilities..............................   10,597      4,321
Capital lease obligations..............................      666        821
Redeemable convertible series B preferred stock........   18,265     17,489
Commitments and contingencies
Stockholders' equity:
  Common stock.........................................       14         13
  Additional paid-in capital...........................   89,257     80,162
  Deferred compensation................................      --         (30)
  Accumulated other comprehensive income...............      107        109
  Accumulated deficit.................................. (103,789)   (90,092)
  Notes receivable from stockholders...................   (1,573)    (1,609)
                                                        --------    -------
Total stockholders' equity (net capital deficiency)....  (15,984)   (11,447)
                                                        --------    -------
Total liabilities and total stockholders' equity (net
 capital deficiency)................................... $ 13,544    $11,184
                                                        ========    =======

      See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)

                                          Three Months        Six Months
                                         Ended June 30,     Ended June 30,
                                        -----------------  ------------------
                                          1999     1998      1999      1998
                                        --------  -------  --------  --------
Net sales.............................. $  3,909  $   112  $  4,381  $    264
Costs and expenses:
   Cost of sales and manufacturing
     expenses..........................    3,027      989     4,615     1,949
   Research and development............    2,111    3,113     4,201     6,016
   Selling, general and
     administrative....................    4,192    1,740     8,171     3,652
                                        --------  -------  --------  --------
Total costs and expenses...............    9,330    5,842    16,987    11,617
                                        --------  -------  --------  --------
Operating loss.........................   (5,421)  (5,730)  (12,606)  (11,353)
Interest income and other, net.........       14      117       (5)       241
Interest expense.......................     (258)     (31)     (310)      (62)
                                        --------  -------  --------  --------
Net loss...............................   (5,665)  (5,644)  (12,921)  (11,174)
Dividend on redeemable convertible
 Series B preferred stock..............     (365)  (2,611)     (776)   (2,611)
                                        --------  -------  --------  --------
Net loss applicable to common
 stockholders.......................... $( 6,030) $(8,255) $(13,697) $(13,785)
                                        ========  =======  ========  ========
Basic and diluted net loss per share
 applicable to common stockholders..... $  (0.45) $ (0.65) $  (1.05) $  (1.09)
                                        ========  =======  ========  ========
Shares used in calculation of net loss
 per share.............................   13,382   12,673    13,088    12,655




See accompanying notes to unaudited condensed consolidated financial statements

                                KERAVISION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                            Six Months Ended
                                                            ------------------
                                                            June 30,  June 30,
                                                              1999      1998
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $(12,921) $(11,174)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation.............................................      306       345
  Amortization of debt discount............................       85       --
  Issuance of stockholders' notes..........................      --       (251)
  Payment on stockholders' notes...........................       36       --
  Forgiveness of stockholders' notes.......................      --         45
  Amortization of deferred compensation....................       30        74
  Changes in operating assets and liabilities:
    Accounts receivable....................................     (779)      (10)
    Inventory..............................................     (713)       (2)
    Prepaid expenses and other current assets..............      229       364
    Accounts payable.......................................    1,043     1,544
    Other accrued liabilities..............................      779      (104)
                                                            --------  --------
   Net cash used in operating activities...................  (11,905)   (9,169)
                                                            --------  --------
Cash flows from investing activities:
 Purchases of available-for-sale investments...............     (297)  (17,226)
 Sales of available-for-sale investments...................    6,410    12,572
 Maturities of available-for-sale investments..............      --      2,201
 Capital expenditures......................................     (809)     (597)
 Other assets..............................................        8       --
                                                            --------  --------
   Net cash provided by (used in) investing activities.....    5,312    (3,050)
                                                            --------  --------
Cash flows from financing activities:
 Principal payments under capital lease obligations........     (259)     (221)
 Proceeds from sales-leaseback of capital equipment........      132       180
 Proceeds from issuance of short-term debt and warrants....    5,000       --
 Proceeds from issuance of equity securities, net of
  repurchases..............................................    8,435       268
 Proceeds from issuance of redeemable convertible Series B
  shares...................................................      --     18,000
 Fees incurred to obtain additional financing..............      --     (1,320)
                                                            --------  --------
   Net cash provided by financing activities...............   13,308    16,907
                                                            --------  --------
Net increase in cash and cash equivalents..................    6,715     4,688
Cash and cash equivalents at the beginning of the period...    1,449     2,574
                                                            --------  --------
Cash and cash equivalents at the end of the period......... $  8,164  $  7,262
                                                            ========  ========
Supplemental disclosure of non-cash financing activities:
Accrued dividends to preferred stock, including deemed
 dividends in 1998......................................... $    708  $  2,597
                                                            ========  ========
Accretion related to preferred stock....................... $     68  $     14
                                                            ========  ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. Basis of Presentation

  The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1999, the statements of operations for the three and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included separately herein. The accompanying condensed consolidated balance sheet at December 31, 1998 is derived from audited financial statements at that date.

  Results for the three and six-months ended June 30, 1999 and 1998 are not necessarily indicative of results for any other interim period or for any year.

2. Management's Plans and Financing

  The Company's financial statements are prepared and presented on a basis assuming it continues as a going concern. At June 30, 1999, the Company had an accumulated deficit of $103.8 million and incurred a net loss of $12.9 million for the six months then ended.

  In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which was advanced on March 25, 1999. In May 1999, the Company completed an acquisition of Transcend Therapeutics, Inc. and its net cash balance of $8.5 million. Transcend has terminated its activities as a drug development company and now is a wholly owned subsidiary of the Company. No Transcend employees were retained. Transcend stockholders received 978,498 shares of the Company's common stock. This transaction was accounted for as an acquisition of assets.

  Management's planned expenditures for 1999 exceed current cash, cash equivalents and available-for-sale investments and the funds received from the Transcend acquisition and the senior term loan. The Company will need to obtain additional funds to continue its research and development activities, fund operating expenses, initiate sales and marketing activities in the U.S. for its approved products and pursue regulatory approvals for its products under development. Management believes that sufficient funds will be available from sales of the Company's products and from financing from additional investors to support planned operations through December 1999. The Company intends to raise additional funds through the sale of its equity securities and/or debt financings. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding in the form of equity, debt or license fees in exchange for the Company's rights with respect to certain markets or technology. There can be no assurance that the Company will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to the Company, or at all. If the Company is unable to obtain the necessary additional capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, the Company intends to implement expense reduction plans in a timely manner to enable the Company to meet its operating cash requirements through December 31, 1999. These actions would have material adverse effects on the Company's business, results of operations and prospects.

                                KERAVISION, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Net Loss Per Common Share

  Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the periods ended June 30, 1999 and 1998 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at net loss applicable to common stockholders. Options and warrants to purchase 1,579,778 and 55,492 shares of common stock were outstanding at June 30, 1999 but were not included in the computation of diluted net income per share as the Company incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

4. Inventory

  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's inventory was composed of the following (in thousands):

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
     Raw materials........................................  $  614      $182
     Finished goods.......................................     526       245
                                                            ------      ----
       Total..............................................  $1,140      $427
                                                            ======      ====

5. Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that all of the assumptions used in the preparation of these unaudited condensed consolidated financial statements are reasonable and have a reasonable basis. Actual results could differ from these estimates.

6. Issuance of Debt

  In March 1999, the Company entered into a senior term loan agreement providing for borrowings of $5,000,000, which were advanced on March 25, 1999. The loan bears interest at 12.6% per year until the Company repays the loan on September 30, 2001. Borrowings under the loan are secured by substantially all of the company's assets except for intellectual property. In conjunction with the loan, the Company granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance. The Company recorded the fair value of the warrants as additional interest expense to be amortized over the term of the related debt. The value of the immediately exercisable warrants was determined using a Black-Scholes valuation model, based on the contractual term of the warrants.

                                KERAVISION, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. Comprehensive Income (Loss)

  The components of comprehensive income (loss) are as follows (in thousands):

                                                           Six Months Ended
                                                               June 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
     Net loss............................................. $(12,921) $(11,174)
     Change in unrealized gain on available-for-sale
      investments.........................................      --        (35)
     Foreign currency translation adjustment..............      --        (10)
                                                           --------  --------
       Total comprehensive income (loss).................. $(12,921) $(11,219)
                                                           ========  ========

  Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

8. Recent Acquisitions

  On May 28, 1999, pursuant to an Agreement and Plan of Reorganization dated as of December 22, 1998 (the "Merger Agreement"), by and among and Transcend Therapeutics, Inc. ("Transcend"), the Company acquired all of the capital stock of Transcend (the "Merger"). This transaction was accounted for as an acquisition of assets. Transcend's only material asset is a net cash balance of $8.5 million.

  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of Transcend common stock was converted into the right to receive 0.16486 shares of KeraVision common stock (the "Merger Shares"). Transcend stockholders received approximately 978,498 shares of KeraVision common stock. Transcend has terminated its activities as a drug development company and now is a wholly owned subsidiary of the Company. No Transcend employees were retained. The Merger Shares are registered under the Securities Act of 1933 on a registration statement on Form S-4.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

Overview

  Since its founding in November 1986, KeraVision has been engaged in the research and development of technologies for surgical correction of vision disorders. Although KeraVision recorded its first revenues in the quarter ended December 31, 1996, we expect to continue to incur substantial losses until sufficient revenues can be generated to offset expenses. Given the uncertainties in developing a market for a new product, we may not be able to achieve or sustain significant revenue growth in the foreseeable future. Furthermore, we expect our overall expenses to increase as our sales and marketing activities grow.

  On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment of myopia in the range of -1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism. We are currently conducting a Phase III clinical trial to expand our approved range of indication for myopia to include -0.75 to -1.0 diopters and -3.1 to -4.5 diopters. In May 1998, we began limited commercial sales in Canada following regulatory approval to sell Intacs to treat myopia in the range of -1.0 to -5.0 diopters. In late 1996, we were granted the right to affix the CE mark on Intacs for myopia which allows KeraVision to sell products to treat myopia in the range of -1.0 to -5.0 diopters in European Union countries.

  The research, manufacture, sale and distribution of medical devices such as Intacs are subject to numerous regulations, imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including Intacs, must be cleared or approved by the FDA. Securing FDA approvals and clearances requires the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European countries.

  We cannot be sure that we will achieve significant revenues from sales of Intacs or any other potential products or become profitable. Although KeraVision has received approval to sell Intacs in the United States, the European Union and Canada, we cannot be sure that Intacs will prove to be safe or effective over the long term in correcting vision, that Intacs will perform in the manner we anticipate or that Intacs or any other product developed by us will be commercially successful.

Results of Operations

 Three Months Ended June 31, 1999 and 1998

  Net revenue increased by $3.8 million to $3.9 million for the three-month period ended June 30, 1999 compared to $112,000 for the three-month period ended June 30, 1998. The increase in net sales primarily reflected the initial shipment of instrument kits to surgeons subsequent to their completion of training in the Intacs procedure. Each kit includes two sets of proprietary instruments to perform the Intacs procedure and a supply of 18 Intacs corneal ring segments. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments. Significant growth of our net sales will be dependent upon our ability to sell Intacs in increasing volumes.

  Cost of sales and manufacturing expenses totaled $3.0 million in the three-month period ended June 30, 1999 as compared to $1.0 million in the comparable prior year period. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

  Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended June 30, 1999 were $2.1 million, a decrease of $1.0 million from the three-month period ended June 30, 1999. The decrease is primarily due to reduced clinical trial costs due to the completion of various studies, in addition to the reduced legal expenses related to patents.

  Selling, general and administrative expenses of $4.2 million were incurred in the three-month period ended June 30, 1999, an increase of $2.5 million from the $1.7 million incurred in the comparable prior year period. The increase was primarily due to increased marketing efforts related to market development in the U.S. and Canada.

  Interest income and other, net was $14,000 for the three-month period ended June 30, 1999, as compared to $117,000 in the comparable prior year period. The 1999 amount reflected a lower level of interest income due to lower cash balances and a higher level of interest expense reflecting a higher level of borrowings.

  The net loss applicable to common stockholders for the three-month period ended June 30, 1999 was $6.0 million versus $8.3 million for the comparable prior year period. Net loss applicable to common stockholders included the effect of dividends and deemed dividends, of $365,000 and $2.6 million to preferred stockholders for the three-month periods ended June 30, 1999 and 1998, respectively.

 Six months ended June 30, 1999 and 1998

  Net sales for the six-month period ended June 30, 1999 totaled $4.4 million, an increase of $4.1 million from $264,000 for the six-month period ended June 30, 1998. The increase in net sales primarily reflected the initial shipment of instrument kits to surgeons subsequent to their completion of training in the Intacs placement procedure during the second quarter of 1999. Each kit includes two sets of proprietary instruments to perform the Intacs placement procedure and a supply of 18 Intacs correal ring segments. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments. Significant growth of our net sales will be dependent upon our ability to sell Intacs in increasing volumes.

  Cost of sales and manufacturing expenses totaled $4.6 million in the 1999 period as compared to $1.9 million in the 1998 period. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

  Research and development expenses, which include clinical and regulatory expenses, for the 1999 period were $4.2 million, which represented a decrease of $1.8 million from the 1998 period. The decrease was primarily due to reduced clinical trial costs as a result of the completion of various studies, in addition to reduced legal expenses related to patents.

  Selling, general and administrative expenses were $8.2 million in the 1999 period, which represented an increase of $4.5 million from the 1998 period, primarily due to increased marketing efforts related to market development in the U.S. and Canada.

  Interest income (expense) and other, net was $(315,000) in the 1999 period, as compared to $179,000 in the 1998 period. The 1999 amount reflected a lower level of interest income due to lower cash balances and a higher level of interest expense reflecting a higher level of borrowings.

  The net loss applicable to common stockholders for the 1999 period was $13.7 million versus $13.8 million for the 1998 period. Net loss applicable to common stockholders included the effect of dividends, including deemed dividends, of $776,000 and $2.6 million to preferred stockholders for the 1999 and 1998 periods, respectively.

Liquidity and Capital Resources

  KeraVision has financed its operations since incorporation primarily through its initial public offering, private sales of preferred stock, interest income, equipment financing arrangements and the Transcend acquisition described below. Cash used in operating activities for the first six months of 1999 increased to $11.9 million from $9.2 million in the comparable period of the prior year, reflecting increased selling, general and administrative and manufacturing expenses. Cash and investments were $8.3 million at June 30, 1999. Capital expenditures for the first six months of 1999 and 1998 were $809,000 and $597,000, respectively.

  In March 1999, KeraVision entered into a loan agreement providing for borrowings of $5.0 million. The full amount was advanced on March 25, 1999. The loan bears interest at 12.6% per annum until KeraVision repays the loan due on September 30, 2001. KeraVision has the right to prepay the loan subject to a prepayment penalty of 6.0% of the amount being prepaid on the prepayment date. Repayment of the loan is secured by KeraVision's assets except for intellectual property. In connection with the loan, KeraVision granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.81, the closing price as of March 5, 1999, the date of the loan commitment. These warrants are exercisable for 7 years from the date of issuance. KeraVision recorded the fair value of the warrants as additional interest expense to be amortized over the term of the related debt. The value of immediately exercisable warrants was determined using a Black-Scholes valuation model, based on the contractual term of the warrants.

  In May 1999, KeraVision completed the acquisition of Transcend Therapeutics, Inc. and its net cash balance of $8.5 million. Transcend has terminated its activities as a drug development company and now is a wholly owned subsidiary of KeraVision. No Transcend employees were retained. Transcend stockholders received 978,498 shares of KeraVision's common stock. This transaction was accounted for as an acquisition of assets.

  KeraVision expects to continue to incur substantial expenses in support of additional research and development and sales and marketing activities, including cost of clinical studies, manufacturing costs, the expansion of its sales and marketing organization and the support for ongoing administrative activities. Management's planned expenditures for 1999 exceed current cash, cash equivalents and available-for-sale investments, and the funds received from the Transcend acquisition and the March 1999 loan agreement. Excluding the proceeds of this offering, management believes that sufficient funds will be available from sales of its products and from external financing sources to support planned operations at least through December 1999. KeraVision may also enter into collaborative arrangements with corporate partners that could provide KeraVision with additional funding in the form of equity, debt or license fees in exchange for rights with respect to KeraVision's technology. There can be no assurance that KeraVision will be able to raise any additional funds or enter into any such collaborative arrangements on terms favorable to KeraVision, or at all. If KeraVision is unable to obtain the necessary additional capital, significant reductions in spending and the delay or cancellation of planned activities or more substantial restructuring options may be necessary. In such event, KeraVision intends to implement expense reduction plans in a timely manner to enable KeraVision to meet its operating cash requirements at least through December 31, 1999. These actions would have material adverse effects on KeraVision's business, results of operations and prospects.

  KeraVision's cash requirements may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of KeraVision's research and development programs, changes in the scale, timing, or cost of KeraVision's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in KeraVision's marketing and distribution strategy, and other factors.

Year 2000

  The Year 2000 Issue is the result of computer programs being unable to correctly recognize dates beyond December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Based on recent assessments, we have determined that we would be required to replace a small portion of our software so that those systems will properly utilize dates beyond December 31, 1999. We have determined that all of our critical business systems are already Year 2000 compliant. Assessment, testing and remediation are proceeding in tandem, and we currently plan to have all modifications to systems completed and tested by September 1999. These activities are intended to encompass all major categories of systems in use by KeraVision, including manufacturing, sales, finance and human resources. KeraVision is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. We reviewed our product line and determined that all of the products we have sold and will continue to sell do not require remediation to be Year 2000 compliant. KeraVision cannot guarantee that any system of other companies, on which our systems rely and which are not Year 2000 compliant, will be Year 2000 compliant in a timely fashion and would not have an adverse effect on our systems.

  The costs incurred to date related to these programs are less than $17,000. We currently expect that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $60,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

  Due to the KeraVision's reliance on widely used software packages that have been certified as Year 2000 compliant, we have not developed a formal contingency plan for software. Should unforeseen problems surface during our testing of those packages, we will evaluate our alternatives, such as utilizing different software packages. We are currently working on developing contingency plans to increase inventories and raw materials in preparation for the Year 2000. This plan is currently in the development stages and should be finalized by September 1999.

  Based on currently available information, we do not believe that the Year 2000 issue will have a material adverse effect on our financial condition or overall results of operations; however, we cannot be certain to what extent we may be affected by such matters. In addition, we cannot guarantee that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on us.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

As part of the consideration for entering into a senior term loan agreement, on March 25, 1999, the Company issued to an affiliate of the lender a warrant to purchase 55,492 shares of the Company's common stock. The warrant expires on March 25, 2006. There were no underwriters in connection with the issuance of the warrant. The warrant was issued in a private placement in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The warrant is exercisable at any time during the term of the warrant, in whole or in part, at the option of the warrant holder at an exercise price of $10.8125, which exercise price is subject to adjustment as set forth in the terms of the warrant.

Item 4. Submission of Matters to a Vote of Security Holders

  1. The 1999 Annual Meeting of Stockholders of the Company was held pursuant to notice at 9:00 a.m., Pacific Time on May 26, 1999 at the Embassy Suites, 901 East Calaveras Blvd., Milpitas, California. There were present at the meeting, in person or represented by the proxy, the holders of 12,386,980 shares of combined Common/Preferred Stock or 81.58% of the total outstanding and 524, 820 shares of Preferred voting as a class on their Director or 88.9% of the total Preferred and voted in the following manner:

  (a) As listed below, all of Management's nominees for Directors were elected at the meeting:

                                                     No. of Common No. of Common
                                                       Votes in        Votes
   Name of Nominee                                       Favor       Withheld
   ---------------                                   ------------- -------------
   Kshitij Mohan....................................  12,157,675      229,305
   Arthur M. Pappas.................................  12,165,975      221,005
   Peter L. Wilson..................................  12,157,975      229,005
     Preferred Director
   Kathleen D. LaPorte..............................     524,820            0

  (b) Approval of the Amendment to the 1995 Stock Option Plan was ratified and approved with 11,746,234 Common shares voting in favor, 564,602 Common shares voting against and 76,144 Common shares abstaining.

  (c) The appointment of Ernst & Young, LLP as independent public accountants of the Company for the fiscal year ending December 31, 1999 was ratified and approved with 12,366,629 Common shares voting in favor, 11,045 Common shares voting against and 9,306 Common shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

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

    27.1 Financial Data Schedule (filed via the EDGAR system)

  (b) The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 1999:

    Date of Report           Items Reported                 Financial Statements Filed
    --------------           --------------                 --------------------------
    April 19, 1999                5,7                                  None
    April 30, 1999                5,7                                  None
    May 28, 1999                  2,7                                  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KeraVision, Inc.

                                                 /s/  Mark Fischer-Colbrie
                                          By: _________________________________
                                                    Mark Fischer-Colbrie
                                                Vice President, Finance and
                                                  Administration and Chief
                                                     Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: July 23, 1999