Form 10-Q
period 1999-09-30
KERAVISION INC /DE/
filed 1999-11-12
CIK 946154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934.

            For the transition period from_______to_________


                         Commission file number 0-26208


                                KERAVISION, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                    77-0328942
        (State of Incorporation)                          (I.R.S. Emplo
                                                          Identificatio

                              48630 MILMONT DRIVE
                               FREMONT, CA  94538
                    (Address of principal executive offices)

                                 (510) 353-3000
                        (Registrant's telephone number)


     Indicate by check mark whether the Registrant (1) has filed all re required to be filed by Section 13 or 15(d) of the Securities Exchange 1934 during the preceding 12 months (or for such shorter period that th Registrant was required to file such reports), and (2) has been subject filing requirements for the past 90 days.

                           Yes     X     No
                                -------      -------
As of November 1, 1999  there were 18,722,112 shares of Common Stock ou

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION


   Item 1. Unaudited Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

             Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods September 30, 1 and 1998

             Unaudited Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended September 1999 and 1998

             Notes to Unaudited Condensed Consolidated Financial
             Statements

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Discussions About Market Risk


PART II. OTHER INFORMATION


   Item 2.   Changes in Securities

   Item 3.   Not applicable

   Item 4.   Not applicable

   Item 5.   Not applicable

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands)


                                                        September 30,De
                                                        1999         19
                                                        -----------  --
                                                                     <C

                     ASSETS
Current assets:
  Cash and cash equivalents..........................      $51,671
  Available-for-sale investments.....................        6,734
  Accounts receivable, net...........................          663
  Inventory..........................................        1,705
  Prepaid expenses and other current assets..........          744
                                                        -----------  --
Total current assets.................................       61,517
                                                        -----------  --
Property and equipment, at cost:
  Manufacturing and laboratory equipment.............        4,664
  Office furniture and fixtures......................          641
  Leasehold improvements.............................          697
                                                        -----------  --
                                                             6,002
Accumulated depreciation and amortization............       (3,625)
                                                        -----------  --
  Net property and equipment.........................        2,377
Other assets.........................................          100
                                                        -----------  --
Total assets.........................................      $63,994
                                                        ===========  ==

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable...................................       $1,446
  Accrued payroll and related expenses...............        1,125
  Accrued clinical trial costs.......................        1,405
  Other accrued liabilities..........................          959
  Current portion of capital lease obligations.......          540
  Short-term debt....................................        4,460
                                                        -----------  --
Total current liabilities............................        9,935

Capital lease obligations............................          568
Redeemable convertible series B preferred stock......       16,534

Commitments and contingencies

Stockholders' equity (net capital deficiency):
  Common stock.......................................           19
  Additional paid-in capital.........................      147,338
  Deferred compensation..............................           --
  Accumulated other comprehensive income.............          280
  Accumulated deficit................................     (109,107)
  Notes receivable from stockholders.................       (1,573)
                                                        -----------  --
Total stockholders' equity (net capital deficiency)..       36,957
                                                        -----------  --
Total liabilities and stockholders'
   equity (net capital deficiency)...................      $63,994
                                                        ===========  ==

See accompanying notes to unaudited condensed consolidated financial st

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                              Three Months Ended     Ni
                                                 September 30,        S
                                             -------------------  -----
                                             1999      1998       1999
                                             --------- ---------  -----

Net sales....................................  $4,188      $239     $8,

Costs and expenses:
   Cost of sales and manufacturing
    expenses.................................   2,915     1,155      7,
   Research and development..................   2,293     2,839      6,
   Selling, general and
      administrative.........................   4,258     2,129     12,
                                             --------- ---------  -----
Total costs and expenses.....................   9,466     6,123     26,
                                             --------- ---------  -----
Operating loss...............................  (5,278)   (5,884)   (17,

Interest income and other, net...............     555       196
Interest expense.............................    (227)       25       (
                                             --------- ---------  -----
Net loss.....................................  (4,950)   (5,663)   (17,

Preferred stock dividend requirements:
   Dividend on redeemable convertible
      Series B preferred stock...............    (369)     (383)    (1,
                                             --------- ---------  -----
Net loss applicable to common stockholders... ($5,319)  ($6,046)  ($19,

Basic and diluted net loss per share
 applicable to common stockholders...........  ($0.32)   ($0.48)    ($1
                                             ========= =========  =====
Shares used in calculation of
 net loss per share..........................  16,428    12,686     14,

See accompanying notes to unaudited condensed consolidated financial st

                                KERAVISION, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                           (in thousands)

                                                               Nine Mon
                                                                   Sept
                                                            -----------
                                                              1999
                                                            --------- -
                                                                      <
Cash flows from operating activities:
 Net loss................................................   ($17,872) (
 Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation........................................        523
     Amortization of debt discount.......................        121
     Compensation expense relatted to stockholders' notes         --
     Amortization of deferred compensation...............         30
     Changes in operating assets and liabilities:
        Accounts receivable..............................       (298)
        Inventory........................................     (1,278)
        Prepaid expenses and other current assets........        (28)
        Accounts payable.................................       (296)
        Other accrued liablities.........................      1,421
        Other assets.....................................          8
                                                            --------- -
    Net cash used in operating activities................    (17,669)
                                                            --------- -

Cash flows from investing activities:
 Purchases of available-for-sale investments.............     (6,523)
 Sales of available-for-sale investments.................      6,242
 Maturities of available-for-sale investments............         --
 Capital expenditures....................................     (1,060)
                                                            --------- -
    Net cash provided by(used in) investing activities...     (1,341)
                                                            --------- -

Cash flows from financing activities:
 Principal payments under capital lease obligations......       (357)
 Issuance of stockholders' notes.........................         --
 Payment on stockholders' notes..........................         36
 Proceeds from sales-leaseback of capital equipment......        132
 Proceeds from issuance of short-term debt and warrants..      5,000
 Proceeds from issuance of common stock..................     64,421
 Proceeds from issuance of redeemable convertible
   Series B preferred stock..............................         --
 Fees incurred to obtain additional financing............         --
                                                            --------- -
    Net cash provided by financing activities............     69,232
                                                            --------- -
Net increase (decrease) in cash and cash equivalents.....     50,222

Cash and cash equivalents at the beginning of the period.      1,449
                                                            --------- -
Cash and cash equivalents at the end of the period.......    $51,671
                                                            ========= =
Supplemental disclosure of non-cash financing activities:

Accrued dividends to preferred stock.....................     $1,009
                                                            ========= =
Accretion related to preferred stock.....................       $136
                                                            ========= =
Conversion of preferred to common stock..................      2,099
                                                            ===========

See accompanying notes to unaudited condensed consolidated financial st

                      KERAVISION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1999

1. Basis of Presentation

        The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of September 30, 1999, the statements of operations for the three and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for thos periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction wit the Company's annual financial statements and notes thereto contained i the Company's Annual Report on Form 10-K for the year ended December 31 1998. The accompanying condensed consolidated balance sheet at December 31, 1998 is derived from audited financial statements at that date.

        Results for the three and nine-months ended September 30, 1999 1998 are not necessarily indicative of results for any other interim period or for any year.

2. Financing

        In March 1999, the Company entered into a senior term loan agre providing for borrowings of $5,000,000, which was advanced on March 25, 1999. In May 1999, the Company completed an acquisition of Transcend Therapeutics, Inc. and its net cash balance of $8.5 million. Transcend has terminated its activities as a drug development company and now is wholly owned subsidiary of the Company. No Transcend employees were retained. Transcend stockholders received 978,498 shares of the Company's common stock. This transaction was accounted for as an acquisition of assets.

        In August 1999, the Company issued 4,600,000 shares at $13.00 p share of common stock, from which it realized net proceeds (after under-writing discounts and expenses) of approximately $55.8 million.

3. Net Loss Per Common Share

        Net loss per common share is computed based on the weighted ave number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the periods ende September 30, 1999 and 1998 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at net loss applicable to common stockholders. Options and warrants to purchas 1,650,187 and 55,492 shares of common stock were outstanding at September 30, 1999 but were not included in the computation of diluted net income per share as the Company incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

4. Inventory

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's inventory was composed of the following (in thousands):

                                  September 30,         December 31,
                                      1999                 1998
                                    -------              --------
             Raw materials            $867                $182
             Finished goods            838                 245
                                    -------              -------
                        Total       $1,705                $427
                                    =======              =======

5. Available-for-sale investments

The Company's available-for-sale investments at September 30, 1999 were composed of the following (in thousands):

                                                   Gross      Estimated
                                                Unrealized      Fair
                                      Cost         Gain         Value
                                   -----------  -----------  ----------
Certificate of deposit.........          $165       $  --          $165
Reverse repurchase agreement...         1,000                     1,000
Corporate debt securities......        45,209         168        45,377
                                   -----------  -----------  ----------
Available-for-sale
 investments...................       46,374          168        46,542
Investment classified as
 cash equivalents..............       39,808           --        39,808
                                   -----------  -----------   ---------
Short term investments                $6,566         $168        $6,734
                                   ===========  ===========   =========

        All available-for-sale investments mature within one year. Gro realized gains/losses and unrealized losses were not significant during the nine-month period ended September 30, 1999 and 1998.

6. Issuance of Debt

        In March 1999, the Company entered into a senior term loan agre providing for borrowings of $5,000,000, which were advanced on March 25 1999. The loan bears interest at 12.6% per year until the Company repay the loan on September 30, 2001. Borrowings under the loan are secured b substantially all of the company's assets except for intellectual property. In conjunction with the loan, the Company granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable fo 7 years from the date of issuance. The Company allocated a portion of the proceeds to the fair value of the warrants which was recorded as additional interest expense to be amortized over the term of the relate debt. The value of the immediately exercisable warrants was determined using a Black-Scholes valuation model, based on the contractual term of the warrants.


7. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows (i thousands):
                                                   Nine Months Ended
                                                      September 30,
                                                 1999            1998
                                              ---------       ---------

   Net loss                                   $(17,872)        $(16,837
   Change in unrealized gain on
    available-for-sale investments                 166              (31
   Foreign currency translation
    adjustment                                       5              (29
                                             ----------        --------
      Total comprehensive income (loss)       $(17,701)        $(16,897
                                             ==========        ========
        Accumulated other comprehensive income presented in the accompa consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the net foreign currency translation adjustment.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

        Since its founding in November 1986, KeraVision has been engage the research and development of technologies for surgical correction of vision disorders. Although KeraVision recorded its first revenues in th quarter ended December 31, 1996, we expect to continue to incur substantial losses until sufficient revenues can be generated to offset expenses. Given the uncertainties in developing a market for a new product, we may not be able to achieve or sustain significant revenue growth in the foreseeable future. Furthermore, we expect our overall expenses to increase as our sales and marketing activities grow.

        On April 9, 1999, KeraVision obtained FDA approval to distribut sell Intacs in the United States for the treatment of myopia in the range of -1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism. We are currently conducting a Phase III clinical trial to expand our approved range of indication for myopia to include -0.75 to
1.0 diopters and -3.1 to -4.5 diopters. In May 1998, we began limited commercial sales in Canada following regulatory approval to sell Intacs to treat myopia in the range of -1.0 to -5.0 diopters. In late 1996, we were granted the right to affix the CE mark on Intacs for myopia which allows KeraVision to sell products to treat myopia in the range of -1.0 to -5.0 diopters in European Union countries.

        The research, manufacture, sale and distribution of medical dev such as Intacs are subject to numerous regulations, imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including Intacs, must be cleared or approved by the FDA. Securing FDA approvals and clearances requires the submission to the FD of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of th same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European countries.

        We cannot be sure that we will achieve significant revenues fro sales of Intacs or any other potential products or become profitable. Although KeraVision has received approval to sell Intacs in the United States, the European Union and Canada, we cannot be sure that Intacs will prove to be safe or effective over the long term in correcting vision, that Intacs will perform in the manner we anticipate or that Intacs or any other product developed by us will be commercially successful.



Results of Operations

        Three Months Ended September 30, 1999 and 1998

        Net revenue increased by $3.9 million to $4.2 million for the t month period ended September 30, 1999 compared to $239,000 for the three-month period ended September 30, 1998. Revenues in the quarter were primarily driven by sales of Intacs start-up kits, which include surgical instruments and a small initial supply of Intacs. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments used in the procedure. Growth and maintenance of our net sales will be dependent upon our ability to sell Intacs in increasing volumes.

        Cost of sales and manufacturing expenses totaled $2.9 million i three-month period ended September 30, 1999 as compared to $1.2 million in the comparable prior year period. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

        Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended September 30, 199 were $2.3 million, a decrease of $546,000 from the three-month period ended September 30, 1998. The decrease is primarily due to reduced clinical trial costs due to the completion of various studies, in addition to the reduced legal expenses related to patents.

        Selling, general and administrative expenses of $4.3 million we incurred in the three-month period ended September 30, 1999, an increas of $2.1 million from the $2.1 million incurred in the comparable prior year period. The increase was primarily due to increased marketing efforts related to market development in the U.S. and Canada.

        Interest income and other; net was $555,000 for the three-month period ended September 30, 1999, as compared to $196,000 in the
comparable prior year period.   Interest income increased due to the
short-term investment of proceeds from the secondary public offering completed on August 17, 1999. Interest expense increased $252,000 to $227,000 for the three-month period ended September 30, 1999. The increase was primarily due to short-term debt.

        The net loss for the three-month period was $5.0 million versus million for the same period in 1998. The net loss applicable to common stockholders for the quarter ended September 30, 1999 was $5.3 million versus $6.0 million for the comparable prior year period. The net loss per share applicable to common stockholders for the quarter was 32 cent as compared to 48 cents for the same period from the previous year. This per share calculation included the effect of dividends, of $369,00 and $383,000 to preferred stockholders for the three-month periods ende September 30, 1999 and 1998, respectively.





        Nine months ended September 30, 1999 and 1998

        Net sales for the nine-month period ended September 30, 1999 to $8.6 million, an increase of $8.1 million from $503,000 for the nine-month period ended September 30, 1998. The increase in net sales primarily reflected the initial shipment of instrument kits to surgeons subsequent to their completion of training in the Intacs procedure. Each kit includes two sets of proprietary instruments to perform the Intacs placement procedure and a supply of 18 Intacs. The predominant p of the revenues received from the sale of the kits was attributable to
proprietary instruments.   Significant growth of our net sales will be
dependent upon our ability  to sell Intacs in increasing volumes.


        Cost of sales and manufacturing expenses totaled $7.5 million i 1999 period as compared to $3.1 million in the 1998 period. The increas in cost of sales and manufacturing expenses reflected higher fixed cost associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

        Research and development expenses, which include clinical and regulatory expenses, for the 1999 period were $6.5 million, which represented a decrease of $2.4 million from the 1998 period. The decrease was primarily due to reduced clinical trial costs as a result of the completion of various studies, in addition to reduced legal expenses related to patents.

        Selling, general and administrative expenses were $12.4 million the 1999 period, which represented an increase of $6.6 million from the 1998 period, primarily due to increased marketing efforts related to market development in the U.S. and Canada.

        Interest income and other; net was $619,000 in the 1999 period, compared to $387,000 in the 1998 period. The 1999 amount reflected an increased due to short terms investments of proceeds from the secondary public offering completed on August 17, 1999. Interest expense increase $620,000 to $607,000 for the nine-month period ended September 30, 1999 The increase was primarily due to short-term debt.

        The net loss for the nine-month period was $17.9 million versus $16.8 million for the same period in 1998. The net loss applicable to common stockholders for the year was $19.0 million versus $19.8 million for the comparable prior year period. The net loss per share applicable to common stockholders for the year was $1.34 as compared to $1.57 for the same period from the previous year. This per share calculation included the effect of dividends, of $1.1 million and $3.0 million to preferred stockholders for the nine-month periods ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

        KeraVision has financed its operations since incorporation prim through public stock offerings, private sales of preferred stock, interest income, equipment financing arrangements and the Transcend acquisition described below. Cash used in operating activities for the first nine months of 1999 increased to $17.6 million from $16.4 million in the comparable period of the prior year, reflecting increased selling, general and administrative and manufacturing expenses. Cash an investments were $51.7 million at September 30, 1999. Capital expenditures for the first nine months of 1999 and 1998 were $1.1 million and $616,000, respectively.

        In March 1999, KeraVision entered into a loan agreement providi for borrowings of $5.0 million. The loan bears interest at 12.6% per annum until KeraVision repays the loan due on September 30, 2001. KeraVision has the right to prepay the loan subject to a prepayment penalty of 6.0% of the amount being prepaid on the prepayment date.

        In May 1999, KeraVision completed the acquisition of Transcend Therapeutics, Inc. and its net cash balance of $8.5 million. Transcend has terminated its activities as a drug development company and now is wholly owned subsidiary of KeraVision. No Transcend employees were retained. Transcend stockholders received 978,498 shares of KeraVision' common stock. This transaction was accounted for as an acquisition of assets.

        In August 1999, KeraVision completed a secondary public offerin its Common Stock. The Company issued 4,600,000 shares at $13.00 per share, from which it realized net proceeds (after under-writing discounts and expenses) of approximately $55.8 million.

        KeraVision's cash requirements may vary materially from those n planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, change in focus and direction of KeraVision's research and development programs, changes in the scale, timing, or cost of KeraVision's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in KeraVision' marketing and distribution strategy, and other factors.

Year 2000

        The Year 2000 Issue is the result of computer programs being un to correctly recognize dates beyond December 31, 1999. This could resul in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        Based on recent assessments, we have determined that we will no required to replace any portion of our software so that our systems to properly utilize dates beyond December 31, 1999. We have determined tha our critical business systems are Year 2000 ready. Assessment, testing and remediation for non-critical systems are proceeding in tandem, and we currently plan to have all modifications to these systems completed and tested by December 31, 1999. These activities are intended to encompass all major categories of systems in use by KeraVision, including manufacturing, sales, finance and human resources. KeraVision is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 ready or to monitor their progress toward Year 2000 readiness. We have reviewed our product line and determined that all of the products we have sold and continue to sell do not require remediation to be Year 2000 ready. KeraVision canno guarantee that any systems of other companies, on which our systems rel and which are not Year 2000 ready, will be Year 2000 ready in a timely fashion and would not have an adverse effect on our systems operations or financial results.

        The costs incurred to date related to these programs are less t $25,000. We currently expect that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $60,000. The total cost estimate does not include potential cost related to any customer or other claims or the cost of internal softwar and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

        Based on currently available information, we do not believe tha the Year 2000 issue will have a material adverse effect on our financia condition or overall results of operations; however, we cannot be certain to what extent we may be affected by such matters. In addition, we cannot guarantee that the failure to ensure Year 2000 compliance by supplier or another third party would not have a material adverse effec on us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        KeraVision is exposed to financial market risks, including chan to interest rates and equity security prices. To mitigate these risks, KeraVision utilizes derivative financial instruments. KeraVision does not utilize derivative financial instruments for speculative or trading purposes.

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

        The Company mitigates default risk by investing in only the saf and highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

        The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.


        PART II. OTHER INFORMATION
Item 2. Changes in Securities

The Company sold no unregistered securities during the period but did issue 6,671 additional shares of its Series B Convertible Preferred Stock to holders of Series B Convertible Preferred Stock as a stock dividend. These dividend shares were not registered under the Securities Act of 1933, because their issuance did not constitute a sal
under the Securities Act of 1933.   The shares issued  have the same co
and other rights as the originally issued shares of Series B Convertib Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

3.1 Amended and Restated Certificate of Incorporation of the Compan (filed as Exhibit 3.1 to the Company's registration statement on Form S 1 (File No. 33-92880) and incorporated herein by reference)

3.2 Amended and Restated Bylaws of the Company, as amended (filed a Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed with the Commission on May 3, 1999 ("Form 10-K/A") and incorporated herein by reference)

4.1 Preferred Shares Rights Agreement, dated as of August 18, 1997, between the Company and Bank Boston, N.A., including the Certificate of Designation of Rights, Preferences and 13 Privileges of Series A Participating Preferred Stock attached thereto as Exhibit A (filed as
Exhibit 4.1 to the Company's Form 8-A filed with the Commission on August 25, 1997 and incorporated herein by reference)

4.2 Investors' Rights Agreement dated as of June 12, 1998, by and among the Company and the investors listed on Exhibit A thereto (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on April 1, 1999 ("Form 10-K") and incorporated herein by reference)

4.3 Certificate of Designation of Rights, Preferences and Privilege of Series B Convertible Preferred Stock of the Company (filed as Exhibi
3.3 to the Company's Form 10-K and incorporated herein by reference)

27.1    Financial Data Schedule (filed via the EDGAR system)

(b) The Company filed the following Current Reports on Form 8-K or K/A during the quarterly period ended September 30, 1999:

Date of Report                          Items Reported
        Financial Statements Filed
July 1, 1999                                    5,7           None
July 20, 1999                                   5,7           None
May 28, 1999 (report filed August 3, 1999)      2,7           yes
August 13, 1999                                 5,7           None
August 26, 1999                                 5,7           None
September 3, 1999                               5,7           None







                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of the Registrant has duly caused this report to be signed on its behalf b the undersigned thereunto duly authorized.


                                        KERAVISION, INC.


                              By:     /s/ MARK FISCHER-COLBRIE
                                      Mark Fischer-Colbrie
                          Vice President, Finance and Administration
                                     and Chief Financial Officer
                           (Duly Authorized Officer and Principal
                                Financial and Accounting Officer)

                                        Date: November 12, 1999