Form 10-Q/A
period 1999-09-30
KERAVISION INC /DE/
filed 1999-11-16
CIK 946154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A


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
As of November 1, 1999  there were 18,722,112 shares of Common Stock outstanding

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION


   Item 1. Unaudited Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

             Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods September 30, 1999 and 1998

             Unaudited Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended September 30, 1999 and 1998

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

   Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                KERAVISION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands)


                                                      September 30, December 31,
                                                          1999         1998
                                                       -----------  -----------

                     ASSETS
Current assets:
  Cash and cash equivalents..........................      $51,671       $1,449
  Available-for-sale investments.....................        6,734        6,279
  Accounts receivable, net...........................          663          365
  Inventory..........................................        1,705          427
  Prepaid expenses and other current assets..........          744          716
                                                        -----------  -----------
Total current assets.................................       61,517        9,236
                                                        -----------  -----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment.............        4,664        3,709
  Office furniture and fixtures......................          641          597
  Leasehold improvements.............................          697          636
                                                        -----------  -----------
                                                             6,002        4,942
Accumulated depreciation and amortization............       (3,625)      (3,102)
                                                        -----------  -----------
  Net property and equipment.........................        2,377        1,840
Other assets.........................................          100          108
                                                        -----------  -----------
Total assets.........................................      $63,994      $11,184
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable...................................       $1,446       $1,742
  Accrued payroll and related expenses...............        1,125          581
  Accrued clinical trial costs.......................        1,405        1,282
  Other accrued liabilities..........................          959          204
  Current portion of capital lease obligations.......          540          512
  Short-term debt....................................        4,460           --
                                                        -----------  -----------
Total current liabilities............................        9,935        4,321

Capital lease obligations............................          568          821
Redeemable convertible series B preferred stock......       16,534       17,489

Commitments and contingencies

Stockholders' equity (net capital deficiency):
  Common stock.......................................           19           13
  Additional paid-in capital.........................      147,338       80,162
  Deferred compensation..............................           --          (30)
  Accumulated other comprehensive income.............          280          109
  Accumulated deficit................................     (109,107)     (90,092)
  Notes receivable from stockholders.................       (1,573)      (1,609)
                                                        -----------  -----------
Total stockholders' equity (net capital deficiency)..       36,957      (11,447)
                                                        -----------  -----------
Total liabilities and stockholders'
   equity (net capital deficiency)...................      $63,994      $11,184
                                                        ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                             Three Months Ended   Nine Months Ended
                                                 September 30,        September 30,
                                             -------------------  -------------------
                                             1999      1998       1999      1998
                                             --------- ---------  --------- ---------

Net sales....................................  $4,188      $239     $8,569      $503

Costs and expenses:
   Cost of sales and manufacturing
    expenses.................................   2,915     1,155      7,530     3,104
   Research and development..................   2,293     2,839      6,494     8,855
   Selling, general and
      administrative.........................   4,258     2,129     12,429     5,781
                                             --------- ---------  --------- ---------
Total costs and expenses.....................   9,466     6,123     26,453    17,740
                                             --------- ---------  --------- ---------
Operating loss...............................  (5,278)   (5,884)   (17,884)  (17,237)

Interest income and other, net...............     555       196        619       387
Interest expense.............................    (227)       25       (607)       13
                                             --------- ---------  --------- ---------
Net loss.....................................  (4,950)   (5,663)   (17,872)  (16,837)

Preferred stock dividend requirements:
   Dividend on redeemable convertible
      Series B preferred stock...............    (369)     (383)    (1,144)   (2,994)
                                             --------- ---------  -------------------
Net loss applicable to common stockholders... ($5,319)  ($6,046)  ($19,016) ($19,831)

Basic and diluted net loss per share
 applicable to common stockholders...........  ($0.32)   ($0.48)    ($1.34)   ($1.57)
                                             ========= =========  ========= =========
Shares used in calculation of
 net loss per share..........................  16,428    12,686     14,201    12,655

See accompanying notes to unaudited condensed consolidated financial statements.

                                KERAVISION, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                           (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
Cash flows from operating activities:
 Net loss................................................   ($17,872) ($16,837)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation........................................        523       520
     Amortization of debt discount.......................        121        --
     Compensation expense relatted to stockholders' notes         --        45
     Amortization of deferred compensation...............         30       112
     Changes in operating assets and liabilities:
        Accounts receivable..............................       (298)     (104)
        Inventory........................................     (1,278)       --
        Prepaid expenses and other current assets........        (28)      320
        Accounts payable.................................       (296)      124
        Other accrued liablities.........................      1,421       201
        Other assets.....................................          8       (24)
                                                            --------- ---------
    Net cash used in operating activities................    (17,669)  (15,643)
                                                            --------- ---------

Cash flows from investing activities:
 Purchases of available-for-sale investments.............     (6,523)  (20,335)
 Sales of available-for-sale investments.................      6,242    19,033
 Maturities of available-for-sale investments............         --     2,201
 Capital expenditures....................................     (1,060)     (616)
                                                            --------- ---------
    Net cash provided by(used in) investing activities...     (1,341)      283
                                                            --------- ---------

Cash flows from financing activities:
 Principal payments under capital lease obligations......       (357)     (324)
 Issuance of stockholders' notes.........................         --      (775)
 Payment on stockholders' notes..........................         36        --
 Proceeds from sales-leaseback of capital equipment......        132       180
 Proceeds from issuance of short-term debt and warrants..      5,000        --
 Proceeds from issuance of common stock..................     64,421       312
 Proceeds from issuance of redeemable convertible
   Series B preferred stock..............................         --    18,000
 Fees incurred to obtain additional financing............         --    (1,357)
                                                            --------- ---------
    Net cash provided by financing activities............     69,232    16,036
                                                            --------- ---------
Net increase (decrease) in cash and cash equivalents.....     50,222       676

Cash and cash equivalents at the beginning of the period.      1,449     2,574
                                                            --------- ---------
Cash and cash equivalents at the end of the period.......    $51,671    $3,250
                                                            ========= =========
Supplemental disclosure of non-cash financing activities:

Accrued dividends to preferred stock.....................     $1,009    $2,912
                                                            ========= =========
Accretion related to preferred stock.....................       $136       $82
                                                            ========= =========
Conversion of preferred to common stock..................      2,099        --
                                                            ====================

See accompanying notes to unaudited condensed consolidated financial statements.

                      KERAVISION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1999

1. Basis of Presentation

        The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. The balance sheet as of September 30, 1999, the statements of operations for the three and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying condensed consolidated balance sheet at December 31, 1998 is derived from audited financial statements at that date.

        Results for the three and nine-months ended September 30, 1999 and 1998 are not necessarily indicative of results for any other interim period or for any year.

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

        In August 1999, the Company issued 4,600,000 shares at $13.00 per share of common stock, from which it realized net proceeds (after under-writing discounts and expenses) of approximately $55.8 million.

3. Net Loss Per Common Share

        Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the periods ended September 30, 1999 and 1998 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at net loss applicable to common stockholders. Options and warrants to purchase 1,650,187 and 55,492 shares of common stock were outstanding at September 30, 1999 but were not included in the computation of diluted net income per share as the Company incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

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
                                    =======              =======

5. Available-for-sale investments

The Company's available-for-sale investments at September 30, 1999 were composed of the following (in thousands):

                                                   Gross      Estimated
                                                Unrealized      Fair
                                      Cost         Gain         Value
                                   -----------  -----------  -----------
Certificate of deposit.........          $165       $  --          $165
Reverse repurchase agreement...         1,000                     1,000
Corporate debt securities......        45,209         168        45,377
                                   -----------  -----------  -----------
Available-for-sale
 investments...................       46,374          168        46,542
Investment classified as
 cash equivalents..............       39,808           --        39,808
                                   -----------  -----------   -----------
Short term investments                $6,566         $168        $6,734
                                   ===========  ===========   ===========

        All available-for-sale investments mature within one year. Gross realized gains/losses and unrealized losses were not significant during the nine-month period ended September 30, 1999 and 1998.

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


7. Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows (in thousands):
                                                   Nine Months Ended
                                                      September 30,
                                                 1999            1998
                                              ---------       -----------

   Net loss                                   $(17,872)        $(16,837)
   Change in unrealized gain on
    available-for-sale investments                 166              (31)
   Foreign currency translation
    adjustment                                       5              (29)
                                             ----------        -----------
      Total comprehensive income (loss)       $(17,701)        $(16,897)
                                             ==========        ===========
        Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the net foreign currency translation adjustment.


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

        On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment of myopia in the range of -1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism. We are currently conducting a Phase III clinical trial to expand our approved range of indication for myopia to include -0.75 to -
1.0 diopters and -3.1 to -4.5 diopters. In May 1998, we began limited commercial sales in Canada following regulatory approval to sell Intacs to treat myopia in the range of -1.0 to -5.0 diopters. In late 1996, we were granted the right to affix the CE mark on Intacs for myopia which allows KeraVision to sell products to treat myopia in the range of -1.0 to -5.0 diopters in European Union countries.

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



Results of Operations

        Three Months Ended September 30, 1999 and 1998

        Net revenue increased by $3.9 million to $4.2 million for the three-month period ended September 30, 1999 compared to $239,000 for the three-month period ended September 30, 1998. Revenues in the quarter were primarily driven by sales of Intacs start-up kits, which include surgical instruments and a small initial supply of Intacs. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments used in the procedure. Growth and maintenance of our net sales will be dependent upon our ability to sell Intacs in increasing volumes.

        Cost of sales and manufacturing expenses totaled $2.9 million in the three-month period ended September 30, 1999 as compared to $1.2 million in the comparable prior year period. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

        Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended September 30, 1999 were $2.3 million, a decrease of $546,000 from the three-month period ended September 30, 1998. The decrease is primarily due to reduced clinical trial costs due to the completion of various studies, in addition to the reduced legal expenses related to patents.

        Selling, general and administrative expenses of $4.3 million were incurred in the three-month period ended September 30, 1999, an increase of $2.1 million from the $2.1 million incurred in the comparable prior year period. The increase was primarily due to increased marketing efforts related to market development in the U.S. and Canada.

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

        The net loss for the three-month period was $5.0 million versus $5.7 million for the same period in 1998. The net loss applicable to common stockholders for the quarter ended September 30, 1999 was $5.3 million versus $6.0 million for the comparable prior year period. The net loss per share applicable to common stockholders for the quarter was 32 cents as compared to 48 cents for the same period from the previous year.
This per share calculation included the effect of dividends, of $369,000 and $383,000 to preferred stockholders for the three-month periods ended September 30, 1999 and 1998, respectively.





        Nine months ended September 30, 1999 and 1998

        Net sales for the nine-month period ended September 30, 1999 totaled $8.6 million, an increase of $8.1 million from $503,000 for the nine-
month period ended September 30, 1998. The increase in net sales primarily reflected the initial shipment of instrument kits to surgeons subsequent to their completion of training in the Intacs procedure.
Each kit includes two sets of proprietary instruments to perform the
Intacs placement procedure and a supply of 18 Intacs. The predominant portion of the revenues received from the sale of the kits was attributable to the
proprietary instruments.   Significant growth of our net sales will be
dependent upon our ability  to sell Intacs in increasing volumes.


        Cost of sales and manufacturing expenses totaled $7.5 million in the 1999 period as compared to $3.1 million in the 1998 period. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

        Research and development expenses, which include clinical and regulatory expenses, for the 1999 period were $6.5 million, which represented a decrease of $2.4 million from the 1998 period. The decrease was primarily due to reduced clinical trial costs as a result of the completion of various studies, in addition to reduced legal expenses related to patents.

        Selling, general and administrative expenses were $12.4 million in the 1999 period, which represented an increase of $6.6 million from the 1998 period, primarily due to increased marketing efforts related to market development in the U.S. and Canada.

        Interest income and other; net was $619,000 in the 1999 period, as compared to $387,000 in the 1998 period. The 1999 amount reflected an increased due to short terms investments of proceeds from the secondary public offering completed on August 17, 1999. Interest expense increased $620,000 to $607,000 for the nine-month period ended September 30, 1999. The increase was primarily due to short-term debt.

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

Liquidity and Capital Resources

        KeraVision has financed its operations since incorporation primarily through public stock offerings, private sales of preferred stock, interest income, equipment financing arrangements and the Transcend acquisition described below. Cash used in operating activities for the first nine months of 1999 increased to $17.6 million from $16.4 million in the comparable period of the prior year, reflecting increased selling, general and administrative and manufacturing expenses. Cash and investments were $51.7 million at September 30, 1999. Capital expenditures for the first nine months of 1999 and 1998 were $1.1 million and $616,000, respectively.

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

        In August 1999, KeraVision completed a secondary public offering of its Common Stock. The Company issued 4,600,000 shares at $13.00 per share, from which it realized net proceeds (after under-writing discounts and expenses) of approximately $55.8 million.

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

        Based on recent assessments, we have determined that we will not be required to replace any portion of our software so that our systems to properly utilize dates beyond December 31, 1999. We have determined that our critical business systems are Year 2000 ready. Assessment, testing and remediation for non-critical systems are proceeding in tandem, and we currently plan to have all modifications to these systems completed and tested by December 31, 1999. These activities are intended to encompass all major categories of systems in use by KeraVision, including manufacturing, sales, finance and human resources. KeraVision is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 ready or to monitor their progress toward Year 2000 readiness. We have reviewed our product line and determined that all of the products we have sold and continue to sell do not require remediation to be Year 2000 ready. KeraVision cannot guarantee that any systems of other companies, on which our systems rely and which are not Year 2000 ready, will be Year 2000 ready in a timely fashion and would not have an adverse effect on our systems operations or financial results.

        The costs incurred to date related to these programs are less than $25,000. We currently expect that the total cost of these programs, including both incremental spending and redeployed resources, will not exceed $60,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        KeraVision is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, KeraVision utilizes derivative financial instruments. KeraVision does not utilize derivative financial instruments for speculative or trading purposes.

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


        PART II. OTHER INFORMATION
Item 2. Changes in Securities

The Company sold no unregistered securities during the period but did issue 6,671 additional shares of its Series B Convertible Preferred
Stock to holders of Series B Convertible Preferred Stock as a stock dividend.  These dividend shares were not registered under the
Securities Act of 1933, because their issuance did not constitute a sale
under the Securities Act of 1933.   The shares issued  have the same conversion
and other rights as the originally issued shares of Series B Convertible Preferred Stock.

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

27.1    Financial Data Schedule (filed via the EDGAR system)

(b) The Company filed the following Current Reports on Form 8-K or 8- K/A during the quarterly period ended September 30, 1999:

Date of Report                    Financial Statements Filed    Items Reported

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

                                        Date: November 16, 1999