Form 10-K
period 1999-12-31
KERAVISION INC /DE/
filed 2000-03-28
CIK 946154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-26208

KERAVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0328942
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

48630 Milmomt Drive
Fremont, CA    94538
(Address of principal executive offices)

Registrant's telephone number, including area code (510) 353-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market was approximately $101,526,929 as of March 21, 2000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 18,860,632 shares of Registrant's Common Stock issued and outstanding as of March 21, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on May 17, 2000 is incorporated by reference in Part III of this Form 10-K Report.

KERAVISION, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

INDEX

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1. Business

     The Company notes that certain of the statements in this report are forward looking. You can identify these statements by forward-looking words such as "may," '"will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things: (1) our future expectations; (2) projections of our future results of operations or of our financial condition; or (3) our "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or which we do not fully control that could cause actual results to differ materially from those expressed or implied by our forward-looking statements. Actual results may differ materially due to a variety of factors including, but not limited to (i) lack of market acceptance of KeraVision Intacs, (ii) determinations by the FDA or foreign regulatory bodies that the clinical data collected are insufficient to support the safety and efficacy of KeraVision Intacs (iii) changes in regulatory review guidelines, procedures, regulations or administrative interpretations, (iv) complications relating to KeraVision Intacs or the surgical procedure, (v) competitive products and technology, (vi) unavailability of capital, and (vii) other risk factors described under the heading "Risk Factors" as set forth below in this Item 1.

General

     Since being founded in 1986, KeraVision has been developing a new category of non-laser vision correction products for the treatment of common vision disorders, including myopia (nearsightedness), hyperopia (farsightedness) and astigmatism, to offer an alternative to eyeglasses, contact lenses and other vision correction surgical procedures. Our first product, Intacs(TM) corneal ring segments, based on our proprietary patented technology, has been approved by the FDA for correcting mild myopia. Intacs are the first surgical vision correction technology to be approved by the FDA for distribution and sales that is designed to permanently correct a patient's vision while providing the option of removability. Intacs are composed of two thin half-circles of polymer material that are inserted into the periphery of the cornea to reshape the curvature of the cornea to correct vision. The polymer material has been used in intraocular lenses to treat patients with cataracts since 1952. The Intacs insertion process is a simple outpatient procedure that typically can be performed in 15 minutes or less. KeraVision believes that the Intacs technology is the first technology specifically designed to surgically treat patients with low degrees of nearsightedness, a group estimated at approximately 20 million people in the U.S. KeraVision is currently developing other potential products to treat other vision correction disorders including higher and lower levels of nearsightedness, as well as farsightedness and astigmatism.

     We have positioned our Intacs technology to address the growing market for refractive surgery by offering an alternative to laser-based vision correction. While laser-based technologies require the permanent removal of corneal tissue, Intacs can be removed if desired. Patients' refractions return generally to pre-operative levels by three months following removal, in most instances. We believe that Intacs technology offers several potential benefits to patients including:

  long-term, convenient vision correction with predictable results rapid visual recovery

  a simple, minimally invasive out-patient procedure with minimal post-operative pain in most cases easy to remove and replace in an outpatient procedure.

Background

Vision and Vision Impairment

     The eye functions much like a camera, incorporating a lens system consisting of a cornea and a lens that focuses light, the iris which functions as an aperture that regulates the amount of light that passes through the central zone of the cornea, and the retina, a light-sensitive surface that, like film, records the image. The cornea, lens and iris operate to focus light rays on the retina, which contains the light- sensitive receptors that transmit the image through the optic nerve to the brain. Nearly all light that reaches the retina passes through the central portion of the cornea, called the optical zone. Approximately 75% of the refractive, or focusing, power of the eye is provided by the curvature of the cornea.

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

Vision Correction Market

     KeraVision estimates that over one-half of the world's population suffers from common vision problems such as myopia, hyperopia or astigmatism. In the United States alone, approximately 160 million people currently use eyeglasses or contact lenses to correct these common vision problems, with over $16 billion spent on corrective eyewear products annually. It is estimated that over 70 million people of all ages are affected by myopia. Of these, an estimated 20 million people with mild myopia fall within the currently approved range of indications for Intacs.

     Surgical techniques to correct common vision problems, known as refractive surgery, or vision correction surgery, include laser assisted in-situ keratomileusis ("LASIK"), photorefractive keratectomy ("PRK") and radial keratotomy ("RK"). LASIK is currently the most commonly performed refractive surgery technique used in the United States. Generally these procedures have been used to treat myopia; however, laser-based technologies to treat hyperopia have recently been approved by the FDA, and other procedures are under development. LASIK and PRK both require the use of a laser system to remove corneal tissue to achieve a flattening of the cornea to treat nearsightedness, and a steepening of the cornea to treat farsightedness. Each procedure represents one eye and requires permanent cutting or tissue removal in the central cornea.

     KeraVision estimates that existing refractive procedure costs in the United States averaged $2,100 per eye for a LASIK procedure and $1,800 per eye for a PRK procedure in 1999, with a fairly wide range for each procedure. We believe, however, overall average prices are declining. Ophthalmic surgeons generally set the prices of refractive surgery procedures performed at their medical offices. KeraVision anticipates that the procedure for placement of Intacs will be competitively priced with existing laser-based procedures. Consumers generally pay directly for currently available refractive surgery procedures, including the procedure for placement of Intacs, and are generally not reimbursed by third-party payors.

Refractive Surgery Techniques

     RK, developed in the 1970's, was the first refractive surgical technique for vision correction. In RK, a diamond knife is used to make from four to eight radial incisions that penetrate beyond 90% of the depth of the cornea. The procedure is generally conducted using topical anesthesia in an outpatient setting. As the incisions heal, the curvature of the cornea is altered and vision may be improved. RK results can vary with the skill and experience of the surgeon and can be relatively unpredictable for patients requiring greater degrees of correction. In addition, the procedure can result in the instability of the eye over a period of months to years. Because RK entails making cuts in or near the optical zone of the eye, unwanted side effects, such as halos, reduced night vision and other visual distortions may occur.

     In both PRK and LASIK, a laser is used to permanently remove tissue within the central optical zone to reshape the cornea, with the amount of tissue to be removed based upon the level of intended change sought. In PRK, the top layer of the central cornea, known as the epithelium, is manually removed to expose the stromal tissue. The patient is then asked to fixate on a light to minimize eye movement while the laser removes or ablates tissue from the stromal tissue in the central area of the cornea. While vision improvement is achieved, PRK depends in part on a healing response to reach the desired level of flattening of the cornea, which generally occurs over a three-month period, although the cornea may continue to reshape itself over a 12 to 15-month period. The equipment required to conduct this procedure is significantly more expensive than the equipment required for use in RK. Because PRK, like RK, surgically alters tissue in the central optical zone, haze, halos, reduced night vision and other vision problems have been observed in patients who have undergone the PRK procedure.

     LASIK involves using an automated cutting device called a microkeratome to cut a thin corneal flap, which is then pulled back to expose the underlying stromal tissue. A laser is then used to remove corneal tissue to either flatten the cornea in the case of myopia or steepen the cornea in the case of hyperopia to achieve vision correction. The corneal flap is then placed back on the stromal tissue where it adheres back onto the eye. Primary complications with this procedure arise from cutting of the corneal flap, including incorrect flap thickness, as well as haze, halos, reduced night vision and other vision problems. The LASIK procedure offers several advantages over PRK, including reduced post-operative pain and a shorter visual recovery time. Both PRK and LASIK are performed in an outpatient setting under topical anesthetic.

Quality of Vision

     The most common measurement of vision utilizes an eye chart. One of the recent developments in ophthalmology involves the concept of quality of vision. It has been observed that patients can attain 20/20 vision, as measured with an eye chart, and still be dissatisfied with their quality of vision. This issue may play a role in the future in modifying current refractive surgery techniques, which are known to affect the smooth shape of the cornea and to create corneal scarring in ways that may induce unwanted visual aberrations. Typical vision complaints include haze, halos, reduced night vision and other visual distortions. At the current time, most assessments attribute undesirable visual side-effects of refractive procedures either to a disturbance of corneal tissue within the central optical zone or to the interruption or distortion of the smooth shape of the cornea. New measurement techniques, including corneal topography, contrast sensitivity and night-vision testing, are emerging to better analyze the quality of vision beyond the assessment available using standardized eye charts.

KeraVision Technology

     In response to the perceived market need for an alternative to eyeglasses, contact lenses and existing laser-based surgical procedures, KeraVision has developed a proprietary technology to treat a broad range of vision disorders. Intacs are a proprietary product designed to reduce or eliminate the need for corrective eyewear by reshaping the curvature of the patient's cornea. Intacs are inserted between the layers of the corneal stroma through a small incision made in the periphery of the cornea. The presence of Intacs in the periphery of the cornea creates a flattening of the central cornea, thereby improving the focus of light rays onto the retina to correct myopia. The Intacs placement procedure does not cut or remove tissue from the central optical zone of the cornea and therefore may reduce the risk of unwanted visual side-effects such as haze, halos and reduced night vision.

     KeraVision believes that Intacs provide the following potential benefits for the treatment of myopia:

  Long term, convenient vision correction with predictable results. Intacs provide a predictable long-term correction of mild myopia in a form more convenient than eyeglasses or contacts lenses and without the risks associated with laser alternatives that permanently remove tissue from the cornea.

  Rapid visual recovery. Patients achieve significant vision improvements almost immediately. U.S. clinical trials showed that 81% of patients achieved vision of 20/40 or better within 24 hours and 92% of patients achieved vision of 20/40 or better within 30 days.

  A simple, minimally invasive outpatient procedure with minimal post- operative pain in most cases. The Intacs corneal ring segment placement procedure was designed to promote ease of surgery utilizing standard instrumentation, with minimal trauma to the eye, and can typically be performed in less than 15 minutes. Post-operative pain experienced in the clinical trials was modest in most cases and was typically treated with only non-prescription pain relievers.

  Easy to remove and replace. Intacs can be easily removed in a brief, outpatient procedure. When removed during clinical trials, the patients' refractions returned to approximately the same level as measured prior to the Intacs placement by three months following removal, in most cases.

Intacs and Instruments

     On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment of mild myopia in the range of -1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism.

     The initial design of Intacs consisted of an optically clear split ring made of PMMA. In order to simplify the surgical procedure, KeraVision modified the design of Intacs in 1995 into two, thin half- circles of PMMA, each with an arc measurement of 150 degrees. The two half-circles are placed in the periphery of the cornea at a diameter of approximately eight millimeters. KeraVision has extensively studied the relationship between physical parameters of Intacs and corneal curvature change. As a result of these studies, KeraVision believes that a small number of Intacs sizes, with minor variations in their dimensions, can produce a wide range of corneal curvature change and could provide treatment for a substantial segment of those people with myopia. KeraVision has developed Intacs in six different thicknesses ranging from 0.21 mm to 0.45 mm. At present, the FDA has approved three of these thicknesses (0.25, 0.30 and 0.35 mm) for commercial use in the U.S.

     KeraVision has developed proprietary surgical instruments to be used for the insertion of Intacs. These stainless steel and titanium instruments include a marking instrument, a centering guide and stromal separators. KeraVision's instruments have been designed to standardize the Intacs placement procedure and reduce the variability associated with differing levels of surgical skill by showing the surgeon where to make the corneal incision. The purchase of KeraVision's instruments represents a relatively small capital investment compared to the cost of equipment required for surgeons performing LASIK or PRK procedures.

The Intacs Placement Procedure

     The placement of Intacs is a simple, minimally invasive procedure that can be performed on an outpatient basis typically in 15 minutes or less. The procedure is usually performed using topical anesthetic eyedrops. The procedure in part includes surgical techniques and ophthalmic surgical instruments that are widely used by and familiar to ophthalmic surgeons. The procedure requires a single incision of less than two millimeters outside of the central optical zone of the cornea. The incision is located at the top of the eye under the eyelid.

     The Intacs placement procedure consists of the following steps. The ophthalmic surgeon uses a guide to mark the geometric center of the cornea. Using the reference mark, a marking instrument is used to mark the line of incision on the cornea outside the central optical zone and the location where the ring segments are to be placed. A small entry incision is then made to approximately two-thirds of the depth of the cornea and the layers of the stroma at the bottom of the incision are separated. The stroma, which comprises 90% of the cornea, consists of 500 to 700 overlapping layers of tissue that can be easily separated. The surgeon places the centering guide over the eye, introduces each stromal separator through the small entry incision and rotates each stromal separator, spreading the layers of the stroma to create a circular subsurface tunnel in the periphery of the cornea. The surgeon then removes the stromal separator and the centering guide. Intacs are introduced into the tunnel and rotated into place. Patients generally experience substantial and immediate improvement in vision. The amount of postoperative pain experienced by patients in Intacs clinical trials has been minimal for most patients and is typically treated only with nonprescription pain relievers. Most patients resume their normal activities within two to three days. In addition, since Intacs are inserted below the nerve endings of the cornea, patients do not feel the presence of Intacs in the eye.

Clinical Trials Results

     Myopia. Since 1991, ophthalmic surgeons have utilized Intacs technology for the treatment of myopia in 1,956 patient eyes in clinical trials conducted in the United States and throughout the world. KeraVision's clinical trials have been designed to demonstrate the safety and efficacy of Intacs and the safety of the surgical procedure used to insert Intacs. The safety and efficacy of Intacs was evaluated using standard ophthalmic techniques. KeraVision initiated clinical trials using the initial design of Intacs in 1991 in both the United States and Brazil. In September 1994, KeraVision completed enrollment of a 90-patient FDA Phase II myopia trial using the initial design of Intacs. In September 1996, KeraVision completed enrollment of the group of 150 U.S. Phase II myopia patients with a modified design of Intacs. In November 1996, KeraVision initiated an expanded Phase II myopia trial involving 59 patient eyes to evaluate moderate myopia (-3.5 to -5.0 diopters). In October 1996, KeraVision received FDA approval to commence a ten-center, 360-patient Phase III clinical trial for myopia in the United States and began that trial in December 1996. KeraVision completed the enrollment for the trial in May 1997. Our initial Pre-Market Approval (PMA) application was based on data from the PMA cohort, a group of 452 patients enrolled in the Intacs Phase II and Phase III clinical trials. Three thicknesses (0.25, 0.30 and 0.35mm) of Intacs were evaluated. Intacs were successfully placed in 449 eyes out of 454 surgical attempts. After 12 months of follow-up, data were available for 97.6% of the PMA cohort patients. In January 1998, KeraVision received FDA approval to expand the Phase III trial to evaluate three additional thicknesses (0.21, 0.40, and 0.45 mm). This approval permitted KeraVision to implant Intacs into one eye of each of 120 patients (40 patient eyes for each thickness), but required KeraVision to obtain additional approval from the FDA before implanting the second eye in those patients or enrolling any additional patients. In 82 of the enrolled 118 patients, KeraVision inadvertently implanted Intacs into the patients' second eye prior to obtaining the required approval. In July 1999, KeraVision reported these unauthorized implantations in the patients' second eye to the FDA in a filing that requested permission to enroll an additional 240 patients and approval to implant the second eyes of the 118 patients already enrolled. In August 1999, the FDA approved the proposed supplement. KeraVision has also conducted two myopia clinical trials in Europe. The results from these trials are comparable with KeraVision's clinical trials in the United States. In addition, KeraVision is conducting a trial for myopia in Singapore.

     Intacs have been removed from 39 patient eyes from the PMA cohort. Intacs can be easily removed in a brief, outpatient procedure. The Intacs removal rate for the Phase III trial was 4.3% as compared to 9.6% from the earlier Phase II trial. Reasons for Intacs removals included: one for infection, 15 for patient dissatisfaction with correction achieved (undercorrection, overcorrection or induced astigmatism), 19 for patient dissatisfaction with visual symptoms (glare, halos, difficulty with night vision, etc.) and four for other reasons. There have been no clinically significant complications associated with Intacs removal procedures. The removal results demonstrate that the refractions returned to preoperative levels by three months following removal, in most instances. Best spectacle- corrected visual acuity was 20/20 or better in all cases following removal.

     The first procedure for the treatment of myopia using Intacs was performed in 1991, and to date more than 1,900 procedures have been conducted using Intacs corneal ring segment technology in clinical trials. Although KeraVision has developed eight-year clinical data on the safety and efficacy of Intacs in correcting myopia, it has limited long- term safety and efficacy data. We cannot assure you that long-term safety and efficacy data when collected will be consistent with these clinical trial results and will demonstrate that Intacs can be used safely and successfully to treat myopia in a broad segment of the population or on a long-term basis.

     All surgical procedures, including the Intacs placement procedure, involve some inherent risk of complications. For the PMA cohort, five patients experienced safety-related complications for an overall incident rate of 1.1%. All five patients recovered with no clinically significant effects. Adverse events include: one infection, one shallow Intacs corneal ring segment placement, one temporary loss of 2 lines of best corrected visual acuity and two corneal perforations. During the 12 months of follow up, there was a 4.3% incidence of removal and a 0.9% incidence of exchange procedures. Other complications included: overcorrection, reduction in central corneal sensation, difficulty with night vision, undercorrection, induced astigmatism, blurry vision, double vision, halos, glare, corneal blood vessels, and fluctuating distance vision. No patient has had a lasting injury to the eye or sustained any material loss of best corrected vision. In many patients, deposits have been observed in the stromal tunnel next to the Intacs. In all cases, the deposits were confined to the stromal tunnel with no effect on patients' vision. Although KeraVision believes that these deposits are not complications, we cannot assure you that this will be the case on a long- term basis.

     All of these complications have also been observed in connection with other refractive surgery techniques. Although KeraVision believes these complications may be mitigated, KeraVision cannot assure you that these or other complications will not be serious or lasting or will not impair or preclude KeraVision from retaining existing regulatory approvals or obtaining regulatory approvals for our products or the acceptance of these products by patients or ophthalmologists.

     Hyperopia. Treatment for correction of hyperopia consists of implanting six rectangular segments made of PMMA placed in the periphery of the cornea. These segments steepen the center of the cornea and flatten the periphery. Each segment is 2.0 mm long and 0.8 mm wide, with a thickness ranging from 0.25 to 0.45 mm. Patients requiring +1.0 to +3.0 diopters of hyperopia correction have experienced significant improvement in their vision. After 12 months following the placement procedure, 40% of patients achieved vision of 20/20 or better, 90% saw 20/25 or better, and 100% saw 20/40 or better. Because only a limited number of patients to date have received the treatment for hyperopia, KeraVision will need to treat additional patients to characterize the range and predictability of correction prior to moving to a large scale trial. We have initiated a second feasibility trial at several additional sites in Europe.

     Astigmatism. KeraVision has studied a potential product that uses arc segments to treat pure astigmatism. This device utilizes the core Intacs technology for the treatment of myopia and the segments are manufactured from the same material as Intacs. A similar surgical technique is used to implant the segments in the eye. In August 1994 and March 1995, KeraVision implanted arc segments in eight astigmatic patients. Clinical results showed that these patients exhibited improvement in their vision. KeraVision is pursuing broader experimentation and analysis, but has not enrolled further patients due to the perceived smaller size of the potential market compared to the markets for myopia and hyperopia. In October 1999, regulatory approval was obtained to initiate a feasibility trial at two centers in Europe. No patients have been enrolled to date.

     Keratoconus. KeraVision has begun a clinical study in Europe using the Company's patented Intacs technology as a possible treatment for keratoconus, a progressive thinning-of-the-cornea disorder.

Marketing and Sales

United States

     Our U.S. marketing roll-out objective is to gain acceptance of Intacs by both ophthalmic surgeons and consumers. We have established two distribution channels to begin the initial marketing efforts to the estimated 8,000 ophthalmic surgeons, of which an estimated 2,000 are currently performing refractive surgery. The first channel is our direct sales force. We have added refractive surgery business specialists and manufacturers' representatives to market directly to ophthalmic surgeons. The second channel involves our accessing the use of refractive surgery provider groups. These groups have emerged primarily to market laser- based refractive surgery procedures. We have signed purchasing or distribution agreements with Laser Vision Centers, Inc., NovaMed Eyecare, Inc., ARIS Vision and Vision America giving us access to approximately 600 ophthalmic surgeons affiliated with these groups.

     Surgeon Acceptance. Our marketing program for ophthalmic surgeons involves several key elements, including a skills transfer program and a practice integration program. We believe our success depends on well- trained surgeons to ensure successful outcomes from their first patients onward. High levels of patient satisfaction will develop the critical mass of patients required to start and sustain the word-of-mouth process, an established driver of refractive procedure volume growth. Prior to performing the Intacs corneal ring segment placement procedure, ophthalmologists are required to go through KeraVision surgeon training. Our training program is guided by six leading ophthalmologists who are part of the KeraVision's senior training faculty and are highly experienced with the Intacs technology. The classes include a comprehensive lecture and a surgical wet lab that can accommodate up to 20 ophthalmologists. A detailed training manual is provided to each of the program attendees. Following the initial training, we provide experienced personnel to provide on-site guidance for the ophthalmologists through their first series of procedures. Through December 31, 1999, we have trained over 600 surgeons, including both primary doctors and their associates.

     KeraVision's marketing program includes significant post-training efforts to ensure rapid integration of Intacs into each surgeon's practice. Our integration process includes education of the office staff, development of patient education materials, including brochures and videos and seminars with optometrists in the region.

     Prior to attending the training sessions, doctors are required to purchase an initial kit consisting of two instrument sets, a vacuum system and 18 Intacs for a total price of $45,000. If desired, the instrumentation may be leased. We have derived our initial revenues from kit sales while we are working to build underlying procedure volumes to maintain and grow future revenues.

     Consumer Acceptance. In addition to personal referrals, we intend to increase awareness of Intacs through several other approaches. First, we have engaged in a public relations strategy that has resulted in coverage on over 400 TV news programs and 3,300 print articles since January 1999. Second, many ophthalmic practices currently use extensive marketing efforts to market laser procedures. We believe that practices which integrate Intacs will use their own resources to advertise and perform other activities to build procedure volume. Third, we may elect to conduct co-operative advertising in conjunction with these practices. Fourth, once there is a sufficient number of doctors trained and an adequate level of interest in Intacs established within a region, we believe that a regional consumer marketing campaign may be used to increase further market acceptance. Part of our strategy is to create the Intacs brand, which is the first branded product within the refractive surgery market. The development of a brand identity can facilitate consumer adoption by allowing consumers to ask for the product by name, enabling focused advertising and fostering general awareness.

     Our initial marketing effort will focus on the estimated 20 million Americans who are within the treatment range of our first product. Our efforts have focused on enhancing consumer awareness, with a goal of increasing the volume of Intacs placement procedures to drive sales of Intacs. We are also seeking to expand the market for refractive surgery to reach those consumers who have an interest in refractive surgery but are concerned with other vision correction surgical procedures that do not allow for the option of removal and placement.

International Markets

Canada

     KeraVision received approval in Canada in May 1998 to sell Intacs for the treatment of myopia in the range of -1.0 to -5.0 diopters of correction, along with related instruments. KeraVision focused its initial marketing efforts on developing seven sites to become proficient in the Intacs corneal ring segment placement procedure, to be able to discuss the Canadian experience with Intacs and to potentially serve as training centers. KeraVision then formally announced the product launch in October 1998. KeraVision targeted the Vancouver area for the purpose of training a high percentage of the refractive surgeons in the region and testing the effect of consumer advertising on patient flow to those Canadian centers.

Europe/Other

     Upon obtaining the right in November 1996 to market Intacs in European Union countries, KeraVision commenced a sales and marketing program concentrated in parts of France, Germany and Austria. As part of this program, KeraVision established a European headquarters in Paris, France. A small sales office in France handles sales of Intacs in the French market. A distributor sells KeraVision's products in Germany and Austria.

     From information obtained in the course of conducting the training sessions and from consumer marketing studies, KeraVision determined that the overall refractive surgery market in France and Germany was significantly less than that of the United States on a per capita basis, and that the refractive surgery markets in those countries do not appear to be growing at a substantial rate, if at all. This lack of growth may be related in part to the lack of a delivery or referral channel whereby potential patients can easily reach the ophthalmic surgeon, rather than the non-surgical ophthalmologists and opticians who may tend to recommend that a patient not consider refractive surgery. Further, restrictions on direct broad scale advertising hinders the expansion of consumer awareness of refractive surgery. It is expected that because of these and other factors the refractive surgery market and the market for Intacs will be slow to develop in Europe. KeraVision, however, is seeking to expand its reach to other European countries by adding additional distributors. KeraVision has concluded agreements with distributors in Spain, Switzerland, the Benelux region, Greece, and the United Kingdom. KeraVision has also updated its agreement with its Italian distributor.

     KeraVision has completed distribution agreements with companies in Israel, South Africa and Mexico.

Asia

     In July 1998, KeraVision commenced our first clinical trial in Asia, with the initiation of a myopia trial in Singapore. We have signed a distribution agreement with a South Korean distributor to begin the work on product registration in South Korea. We are reviewing our plans for expanding into other areas in the Pacific Rim.

Patents and Proprietary Rights

     One of KeraVision's primary strategies has been to develop a strong proprietary patent position with respect to Intacs technology. As of December 31, 1999, KeraVision had 168 pending patent applications worldwide and had been awarded 29 United States patents and 59 foreign patents. These issued patents and pending patent applications cover various aspects of Intacs technology, including Intacs, methods of use, instruments and related materials, as well as other vision correction technologies. The expiration dates of the United States issued patents range from 2002 to 2016. KeraVision's policy is to protect its technology by, among other things, filing patent applications relating to important aspects of its Intacs technology and other vision correction technology. KeraVision has entered into confidentiality agreements with its contract manufacturers to protect the proprietary nature of its technology.

Manufacturing

     KeraVision manufactures Intacs in its facility in Fremont, California using a computer-controlled machining process. KeraVision has sufficient manufacturing capacity for Intacs and is building experience in manufacturing medical devices and other products. To be successful, we must manufacture our products and potential products in commercial quantities in compliance with regulatory requirements at acceptable costs. Production of commercial-scale quantities will involve technical challenges for us. As we establish our own commercial-scale manufacturing capability for Intacs, we could incur significant scale-up expenses including the need to expand our facilities and personnel. KeraVision may seek collaborative arrangements with other companies to manufacture products and potential products, including Intacs. The manufacturer of KeraVision's potential products will be subject to periodic inspection by regulatory authorities. Any such operations must undergo compliance inspections conducted by the FDA and equivalent inspections conducted by state and foreign officials. We cannot assure you that any KeraVision manufacturer will be able to successfully pass these inspections on a timely basis or at all. In addition, we cannot assure you that KeraVision will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. In many cases, instruments and other purchased materials critical for production are sole-sourced.

     KeraVision has several sole-sources for sterilization, tools and equipment, the PMMA raw material and other elements necessary to manufacture Intacs and the related instrumentation. If we are dependent upon third parties for the manufacture of our products, our profit margins and ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, we cannot assure you that such third parties will adequately perform, and any failures by these parties may impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

     Intacs are made from PMMA, a polymer widely used in implantable intraocular lenses since 1952. PMMA cast sheet is purchased from a sole supplier and is stored at KeraVision prior to release to production. KeraVision believes it could develop the capability over a significant time period to manufacture PMMA cast sheet internally if this sole-source were to become unavailable. Any change in materials used for Intacs would require additional testing, regulatory review and approval, which could result in significant manufacturing and shipping delays. See "Risk Factors--KeraVision will need to find a new supplier for the raw material we use in manufacturing our products."

Research and Development

     KeraVision has been engaged in the research and development of Intacs technology since its inception in 1986. The development effort has incorporated both extensive clinical testing as well as laboratory testing to determine the effect of various configurations and insertion techniques for Intacs technology. Some of the analytical techniques employed include computer modeling using finite element analysis, optical ray tracing and various corneal topography measurement instruments. These approaches aid in determining the expected change in the shape of the cornea, the pattern of light distribution through the cornea and curvature of the cornea achieved with various designs. The analytical approaches are used in conjunction with information determined from both feasibility studies and expanded clinical trials to determine the best design to move forward in the testing cycle. For each of the years ended December 31, 1999, 1998 and 1997 our expenditures for research and development were approximately $8.8 million, $11.4 million, and $10.8 million, respectively.

     KeraVision has also used these approaches to begin work on potential products for astigmatism, hyperopia and keratoconus corneal thinning disease. KeraVision has begun investigations into refinements for the existing product for myopia, including myopia concurrent with high level of astigmatism and potential treatments for higher and lower levels of myopic correction.

Competition

     Intacs compete with other treatments for refractive problems, including eyeglasses, contact lenses, and other refractive surgery procedures such as PRK and LASIK. In addition, other refractive surgery technologies are currently under development, including the intraocular contact lens ("ICL"), radio frequency keratoplasty ("RFK"), and "refractive" intraocular lenses. The ICL seeks to correct refractive errors by placing a lens inside the eye between the natural lens and the iris. The ICL is currently available for sale in Europe. RFK uses radio- frequency energy to change the shape of the cornea. Currently, this treatment has been approved for use in Canada but has not been approved for use in the United States. Refractive intraocular lenses ("IOL") involve the placement of an intraocular lens behind the cornea for the correction of vision problems. Significant competitive factors in the industry include efficacy of vision correction, safety, reliability, convenience and price. The healthcare field is characterized by extensive research and rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of Intacs or which would otherwise render Intacs corneal ring segment technology obsolete.

     Other companies, most of which are larger than KeraVision and have greater financial resources, are engaged in the refractive surgery market. Several companies, including Summit Technology, Inc., VISX, Nidek, Inc. and Bausch & Lomb have received approval to market their products in the United States. In addition to these companies, there are other large entities that currently market and sell laser systems overseas for use in refractive surgery, some of whom are seeking to obtain approval with the FDA to sell their products in the United States.

     KeraVision's competition will be determined in part by current or potential future refractive surgery products that are approved for sale by regulatory authorities. The relative speed at which KeraVision is able to develop its potential products, complete the necessary governmental and regulatory approval processes for those products and manufacture and market commercial quantities of the products will be important competitive factors.

Government Regulation

     FDA's Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or "PMA approval" in advance from the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain and generally takes from one to three years or even longer.

     The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification must demonstrate that the proposed device is "substantially equivalent" in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I, class II, or is a "preamendment" class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet decided whether to require PMA approval.

     After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requiring 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained.

     Devices deemed by the FDA to pose the greatest risk, such as life- sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Intacs are regulated by the FDA as a class III device. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing and labeling.

     Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.

     After the approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA application often require the same type of information as a premarket approval application, except that the supplement is limited to the information needed to support any changes from the product covered by the original PMA application, and may not require the submission of clinical data or the convening of an advisory committee. A new PMA or PMA supplement will be required to expand the Intacs approval beyond mild myopia to new ranges of myopia, and to hyperopia and astigmatism.

     A clinical trial may be required in support of a 510(k) submission or PMA application. Such trials generally require an Investigational Device Exemption application approved in advance by the FDA for a limited number of patients, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

     Pervasive and Continuing FDA Regulation. A number of regulatory requirements apply to marketed devices, including Intacs. These requirements include labeling regulations, the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), and the FDA's general prohibition against promoting products for unapproved or "off label" uses. Class II devices also can have special controls such as performance standards, postmarket surveillance, patient registries, and FDA guidelines that do not apply to class I devices.

Other Regulation

     KeraVision is also subject to regulation by the Occupational Safety and Health Administration and the Environmental Protection Agency and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the National Environmental Policy Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. In addition, new or modified regulations may be promulgated governing Intacs or KeraVision's potential products that may be more restrictive or that may otherwise alter or affect KeraVision's research and development programs. We cannot assure you that KeraVision will not be required to incur significant costs to comply with these laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon KeraVision's ability to do business. KeraVision is unable to predict whether any agency will adopt any regulation that would have a material adverse effect on KeraVision's operations.

     All of the above described government regulation and product approval risks apply to Intacs and will apply to any future potential product of KeraVision. Government regulation may become more restrictive in the future. We cannot assure you that KeraVision will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon KeraVision's ability to conduct business.

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

     The regulatory environment in Europe for medical devices differs significantly from that in the United States. A total of 19 European countries are grouped in a union with the objective of establishing a single market without internal borders among the member countries and eliminating divergent national requirements. The members of the European Union include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, the United Kingdom, Iceland, Norway, Switzerland and Lichtenstein.

     Products that comply with the requirements of a specified EC medical directive are entitled to bear CE marking. Since July 14, 1998, all commercial medical device products have been required to bear CE marking. It is illegal to market these products in the European Union without a CE marking.

     To obtain a CE marking, the product must be assessed and found to conform to the applicable directive. This assessment is carried out by the manufacturer, in most cases with the assistance of a third party certification organization known as a "notified body." The notified body assessment may consist of an audit of the manufacturer's quality system or specific testing of the product. A manufacturer can sell a product throughout the European Union once it secures an assessment by a notified body in one of the European Union countries.

     The European Union has adopted two directives to regulate medical devices, including the "Active Implantable Medical Devices Directive" ("AIMDD") and the "Medical Devices Directive," ("MDD") and has proposed a third directive, the "In Vitro Diagnostic Directive," ("IVDD") to harmonize the regulatory requirements for medical devices.

     Medical devices such as Intacs are regulated under the MDD. A manufacturer may affix CE marking after a determination that the product complies with the essential requirements of this directive and completion of the appropriate conformity assessment procedure as specified by the directive. The conformity assessment requirements are based upon a given product's classification within the directive. Products within the scope of the directive are grouped within four classes: Class I, IIA, IIB and III. A product with a higher classification is considered to have higher risk, and will therefore be subject to more controls in order to obtain CE marking. Intacs have been designated as a Class IIB device. Essential requirements under the directive include substantiating that the device meets the manufacturer's performance claims and that any undesirable side effects of the device constitute an acceptable medical risk when weighed against the intended benefits of the device.

     There are two basic options for assessing conformity of devices designated as Class IIB. The first option allows a manufacturer to seek a decision from the notified body that the processes employed in the design and manufacture of a device qualify as a full quality system. Alternatively, manufacturers can seek product certification based on various control schemes. KeraVision obtained qualification of its processes as a full quality system. Approval of KeraVision's full quality system has been achieved through ISO 9001 and EN 46001 certification by an approved notified body. The full quality system encompasses the organizational structure, responsibilities, procedures, processes and resources necessary to assure quality assurance in design, development, production, installation and servicing of its medical devices.

     The Medical Devices Directive also covers the instrumentation supplied by KeraVision for the purpose of implanting Intacs. These instruments are classified as Class I and therefore are not subject to full quality assurance system requirements.

     Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the directive and received a favorable decision from the notified body, it may affix CE marking to its product. Based on the current regulatory laws, no additional premarket approvals in the individual European Union countries are required. Custom-made devices and devices intended for clinical investigation do not bear CE marking and are subject to particular requirements under the Directive. Manufacturers are required to report serious adverse incidents concerning CE marked devices to the authorities of the countries where the incidents take place. If such incidents occur, the manufacturer may have to take remedial action, perhaps including withdrawal of the product from the European market.

     The directives must be transposed into national law in order to be applied. All member states of the European Union have completed this transposition. This transposition process has not created significant differences among the member states of the European Union with respect to compliance with the essential requirements and the conformity assessment process. However, meaningful differences have emerged in at least the following areas: authorities' evaluation of proposed clinical investigation, notification of products and activities, handling of adverse event reporting and language requirements for labels and instructions for use. As the directive does not cover distribution practices, healthcare financing and purchasing, it is expected that there will be significant regulatory variances from country to country in these areas.

     KeraVision obtained conformity certification under Annex II of the MDD in October 1996 from a notified body and thus achieved the right to affix the CE marking to Intacs in November 1996. The right to affix the CE mark can be withdrawn by the notified body and no assurance can be given that it will be obtained again in a timely fashion or at all. Furthermore, there can be no assurance that KeraVision's notified body will retain its status as a "notified body."

Data and Safety Monitoring Board

     KeraVision has established an independent Data and Safety Monitoring Board to serve in a medical monitoring capacity and to review the collective safety and efficacy data generated from KeraVision's various clinical trials. In addition, the members of the Monitoring Board examine representative patients from the United States investigational sites, provide medical advice to the clinical investigators, review any safety-related complications and provide suggested guidelines for patient management to the investigators. The Monitoring Board currently consists of three prominent ophthalmologists. Additional individuals will be added to the Monitoring Board, as required. The members of the Monitoring Board are not allowed to be clinical investigators for Intacs.

Employees

     As of December 31, 1999, KeraVision had 172 full-time employees consisting of 58 in manufacturing, 42 in research and development, 49 in sales and marketing, and 23 in general and administration. KeraVision also has contracts with outside consultants. KeraVision considers relations with its employees to be good. None of KeraVision's employees are covered by a collective bargaining agreement.

RISK FACTORS

KeraVision is incurring operating losses and may not achieve profitability in the future.

     KeraVision has generated only limited revenues to date and has experienced significant operating losses every year since its inception in 1986. We expect to continue to experience increasing expenses as we expand our sales and marketing efforts, and we expect to continue to incur substantial operating losses until sufficient revenues can be generated to offset these expenses. We cannot predict the amount of our future operating losses or the length of time required for us to achieve and sustain profitability.

KeraVision needs market acceptance of Intacs and other products to be successful.

     KeraVision's future performance depends upon the degree of market acceptance of Intacs for correction of myopia, and on KeraVision's ability to successfully manufacture, market, deliver and support Intacs. We cannot assure you that Intacs or any future product that KeraVision develops will achieve or maintain acceptance in their target markets. To be successful, Intacs will have to be accepted by ophthalmic surgeons as well as by patients. Until recently, KeraVision has sold its product primarily in Canada, France and Germany and generated only limited revenues. KeraVision only began selling Intacs in the United States in the second half of 1999. Many surgeons have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques and may be unwilling to devote the time and resources necessary to incorporate the procedure for Intacs placement into their practices.

     We intend to market our products to people whose vision can be corrected with eyeglasses or contact lenses. We cannot assure you that these persons will elect to undergo surgical insertion of Intacs when nonsurgical vision-correction alternatives are available. KeraVision believes that the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery may further limit the potential market for Intacs. The extent of, and rate at which, Intacs and our future products achieve market acceptance and penetration is a function of many variables including price, safety, efficacy, reliability and sales and marketing efforts.

We have limited sales and marketing experience and may not be able to successfully sell or market our products.

     We have only sold products in the United States since April 1999, in Canada since mid-1998 and in Europe since late 1996 and to date have generated only limited revenues. We recently entered into several distribution agreements and also plan to sell and market our products through a direct sales force. To successfully market and sell our products, we will need to develop a sales force which has established relationships with surgeons and which has consumer marketing skills. We will need significant resources to recruit and retain skilled sales management, direct sales persons and distributors. To the extent that KeraVision has established or enters into distribution arrangements for the sale of its products, KeraVision is and will be dependent on the efforts of third parties. We cannot assure you that our sales and marketing efforts will be successful.

KeraVision may not be able to execute its business plan if a significant amount of capital is not available to it in the near future.

     KeraVision will be required to commit substantial resources to establish production, marketing and sales capabilities to successfully commercialize Intacs. In addition, KeraVision will be required to commit additional resources to conduct the research and development, clinical studies and regulatory activities necessary to bring additional products to market. We currently anticipate that cash from operations will be sufficient to fund KeraVision's operations at least through December 31, 2000. We will be required to seek additional sources for funding our business operations, and we cannot assure you that other sources of funding will be available when needed or available on terms favorable or acceptable to KeraVision. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop. These actions would adversely affect our ability to execute our business plan.

KeraVision has limited manufacturing experience and may be unable to develop commercial-scale manufacturing capabilities.

     To be successful, we must manufacture our products and potential products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have sufficient manufacturing capacity and are building experience in manufacturing medical devices and other products. We cannot assure you that KeraVision will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. Production of commercial-scale quantities will involve technical challenges for us. As we establish our own commercial-scale manufacturing capability for Intacs, we could incur significant scale-up expenses including the need to expand our facilities and hire additional personnel. We may seek collaborative arrangements with other companies to manufacture products and potential products, including Intacs. If we are dependent upon third parties for the manufacture of our products, our profit margins and ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, we cannot assure you that such third parties will adequately perform, and any failures by these parties may impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

KeraVision may not be able to obtain additional regulatory approvals or maintain current approvals, which could delay the sale and distribution of current and future products and adversely affect our revenues.

     The research, manufacture, sale and distribution of medical devices, including KeraVision's current and planned products, is subject to regulations imposed by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. Securing regulatory approval for KeraVision's additional products and new uses of existing products may entail a lengthy, expensive and uncertain process involving, for example, submission to the FDA of extensive clinical data and other supporting information. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The current PMA approval for Intacs is limited to mild myopia. A separate PMA approval or PMA supplement approval supported by clinical data will be required to expand the indications for use of Intacs to new ranges of myopia, and to hyperopia and astigmatism.

     To generate revenue growth, KeraVision must continue to develop, obtain regulatory approval for, and successfully commercialize new products. The time frame to develop and successfully commercialize additional products and modifications of existing products is long and uncertain. Although KeraVision has received regulatory approval to market Intacs in the United States, the European Union and Canada, we cannot assure you that we will successfully complete our efforts to secure regulatory approval for this product to be marketed elsewhere. Furthermore, we cannot assure you that KeraVision will successfully obtain regulatory approval in the U.S. or elsewhere for marketing our future new or modified products or indications.

     Having received approval from the FDA for the correction of mild myopia, Intacs are subject to additional post-market testing, extensive record keeping and other device follow up required by the FDA and other regulatory agencies. In addition, to the extent KeraVision continues to perform the manufacturing function, we will be required to adhere to additional FDA requirements for the manufacture and distribution of Intacs. KeraVision's ongoing compliance with the Quality System Regulation, labeling and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and comparable agencies in other countries. Current FDA enforcement policy strictly prohibits the marketing of medical devices for unapproved ("off label") uses. Product approvals can be withdrawn due to unforeseen safety or effectiveness problems following initial marketing. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution. Any such FDA enforcement actions could have a material adverse effect on KeraVision's business, financial condition and results of operations.

KeraVision will need to find a new supplier for the raw material we use in manufacturing our products.

     Our sole supplier of polymethylmethacrylate (PMMA), the polymer raw material used in manufacturing Intacs, no longer provides the particular material we use for Intacs, and has notified us that the material may be purchased by special order only. We currently have what we estimate is at least a three-year supply of PMMA. We have not yet made arrangements to obtain additional PMMA beyond this supply. We have stored our current supply of PMMA in two separate locations. Should the PMMA at either or both of these locations be damaged or destroyed, our ability to continue to manufacture and distribute Intacs or additional products may be seriously impaired. We would be required to find an alternate source of PMMA or a similar polymer material, or commence manufacturing the raw material ourselves. We would need to obtain FDA regulatory approval for the use of new raw materials in any of our products or to qualify a new PMMA supplier. If we elected to manufacture PMMA ourselves, we would need to establish manufacturing facilities for this purpose, hire additional personnel, and obtain additional regulatory approvals, processes which could take up to several years and require additional expenditures. We cannot assure you that:

  our supplier will be able to fulfill future special orders for PMMA;

  interruptions in supplies will not occur in the future;

  we will be able to obtain a new source for the supply of PMMA or establish facilities to manufacture PMMA, both of which would require approval of additional regulatory submissions; or

  our current supply will last as long as we anticipate.

     We have identified an alternative material for use in manufacturing Intacs products. We have begun the qualification efforts required to obtain regulatory approval, but we can not assure that the alternate material will be approved or useful for manufacturing our products. In the event we are unable to obtain alternative supplies of materials upon the depletion of our current supply we will experience delays in the production of Intacs and will need to obtain other alternate materials. If we are required to manufacture Intacs using alternate materials we will also be required to obtain FDA approval of this material, a process that could take several years and cause us to incur substantial costs. Furthermore, we cannot assure you that we will be able to obtain FDA approval of a new material at all. Any interruption of supply would have a material adverse effect on KeraVision's ability to manufacture Intacs or future products which could have a material adverse effect on our business, financial condition or results of operations.

KeraVision may not have the ability to obtain and maintain patents on Intacs and our technology which could permit others to develop similar products or more easily compete with our business.

     KeraVision's commercial success depends in part on acquiring and maintaining patent and trade secret protection of Intacs technology, Intacs and any other potential products we seek to develop. We cannot assure you that KeraVision will be successful in obtaining additional necessary patents or license rights; KeraVision's processes or products will not infringe patents or proprietary rights of others; or that any issued patents will provide KeraVision with any competitive advantages or will withstand challenges by third parties.

     KeraVision is aware of ongoing academic research on both solid and injectable forms of corneal inserts. We cannot assure you that others will not independently develop similar products or design products that circumvent any patents used by KeraVision.

     In addition, KeraVision could incur substantial costs in defending against patent litigation or in bringing suits to protect its patents against infringement. If the outcome of any such litigation is adverse to KeraVision, our business could be adversely affected.

     KeraVision also relies on trade secrets and proprietary knowledge which it seeks to protect by confidentiality agreements with its employees, consultants, investigators and advisors. We cannot assure you that these agreements will not be breached, that KeraVision will have adequate remedies for any breach, or that competitors will not otherwise discover KeraVision's trade secrets and proprietary knowledge.

KeraVision may not be able to successfully compete in the highly competitive field of vision correction.

     KeraVision is engaged in a rapidly evolving field. Many public and private companies, universities and research laboratories engage in activities relating to research on vision correction alternatives. Our competitors could develop technologies, procedures or products that are more effective or economical than those KeraVision is developing or that would render our technology and products obsolete or noncompetitive.

     Most of the other companies in the vision correction market are larger and better financed than KeraVision. Several companies have received approval to market their laser systems for refractive surgery in the United States, including VISX, Summit Technology, Inc. and Nidek, and others may receive similar approvals in the future.

     These companies and institutions represent significant long-term competition for KeraVision. In comparison to KeraVision, they may have:

  substantially greater resources and better facilities;

  larger research and development staffs and more experience in research and development;

  more experience in preclinical and human clinical studies;

  more experience obtaining regulatory approval;

  more experience manufacturing medical device products; and

  more experience in marketing, selling and developing a market for medical device products.

     Moreover, several companies are developing other non-laser approaches to vision correction, including the use of radio frequency energy to reshape the cornea, phakic intraocular lenses, and the use of enzymes to alter the shape of the cornea. See "Business--Competition."

Long-term follow-up data may not demonstrate that Intacs are safe and effective.

     The Intacs technology is a relatively new technology, clinical data for which dates back to 1991. KeraVision has developed only limited long- term clinical data to date on the safety and efficacy of Intacs in correcting mild myopia. The FDA is requiring KeraVision to provide data to assess the effects of Intacs on the corneal endothelium after two years of implantation. If these and other long-term data show that Intacs are not safe and effective, our ability to commercialize Intacs may be adversely affected. We cannot assure you that Intacs will prove to be safe or effective over the long term in correcting vision. If Intacs fail to perform as anticipated our revenue growth will be limited.

Complications associated with Intacs may affect KeraVision's ability to gain market acceptance for Intacs or to obtain additional regulatory approvals.

     Some patients who have received Intacs have experienced various complications. These complications include infection, shallow placement, temporary loss of correctable vision, anterior chamber perforation, overcorrection, reduction in central corneal sensation, difficulty with night vision, undercorrection, induced astigmatism, blurry vision, double vision, halos, glare, corneal blood vessels and fluctuating distance vision. We cannot assure you that these complications or side effects will not be serious or lasting, will not impair or preclude acceptance of the product by patients or ophthalmologists, will not preclude KeraVision from obtaining regulatory approval for additional products or will not cause withdrawal of approval for Intacs.

     In addition, negative publicity surrounding complications associated with other surgical vision correction procedures could negatively impact market acceptance for our product.

Our ability to operate our business may be adversely affected if we are unable to retain our key personnel or to hire additional key personnel.

     Our success depends in large part on our ability to attract and retain key management, technical, manufacturing, sales and marketing and other operating personnel. We cannot assure you that KeraVision will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. The loss of the services of one or more members of these groups or the inability to hire additional personnel and develop expertise as needed could limit our ability to successfully commercialize Intacs and additional products. Such persons are in high demand and often receive competing employment offers.

KeraVision is subject to the risk of product liability litigation, and product liability insurance may be unavailable.

     KeraVision faces a risk of exposure to product liability claims and product recalls if the use of Intacs or any future product is alleged to have resulted in serious adverse effects. We cannot assure you that the precautions we take with respect to these risks will prevent KeraVision from incurring significant liability. We also cannot assure you that our current product liability insurance policies will cover any or all material liabilities or that the coverage we have obtained will continue to be available at an acceptable cost, if at all, before or after commercialization of any of KeraVision's products. A product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on KeraVision's business and financial condition.

Item 2. Properties

     KeraVision's primary manufacturing, R&D and administrative facilities occupy a total of approximately 53,000 square feet of space in two locations in Fremont, California. The facilities are subject to leases which expire in 2004. The current monthly rent is approximately $61,500. The Company's European sales facilities occupy approximately 3,300 square feet of space in Chatenay-Malabry, France. The facility is subject to a lease which expires in 2005. The current monthly rent is approximately $4,000. The Company believes that this space is adequate for its immediate needs, and that it will be able to renew its lease or obtain additional space as necessary.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders update

      No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended December 31, 1999.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the high and low trading prices for the Company's common stock as reported on The Nasdaq National Market.

    Calendar Year         High        Low
----------------------  ---------  ---------
1999:
 First quarter           $18.500    $10.500
 Second quarter           17.500      8.250
 Third quarter            29.625     10.000
 Fourth quarter           16.000      5.563

1998:
 First quarter            $8.250     $5.250
 Second quarter           10.625      7.250
 Third quarter             8.063      4.250
 Fourth quarter           13.500      8.625

      The closing stock price on March 21, 2000 was $6.313. The Company reported 367 stockholders of record and 19,100 beneficial holders of the Company's common stock on March 21, 2000.

      The Company has not historically paid cash dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                                               Year Ended December 31,
(in thousands, except per      -------------------------------------------------
  share data)                    1999      1998      1997      1996      1995
-----------------------------  --------- --------- --------- --------- ---------

Consolidated Statement of
Operations Data
Net sales.....................  $10,494      $835      $355      $137    $  --

Costs and expenses:
 Cost of sales and
  manufacturing expense.......    9,945     4,386     3,701       319       --
 Research and development.....    8,844    11,356    10,774    10,888     6,527
 Selling, general and
  administrative..............   19,491     9,693     6,405     3,930     1,725
                               --------- --------- --------- --------- ---------
Total costs and expenses......   38,280    25,435    20,880    15,137     8,252
                               --------- --------- --------- --------- ---------
Operating loss................  (27,786)  (24,600)  (20,525)  (15,000)   (8,252)
Interest income and
  other, net..................    1,377       683     1,303     2,146     1,203
Interest expense..............     (935)     (120)     (174)      (25)      (57)
                               --------- --------- --------- --------- ---------
Net loss...................... ($27,344) ($24,037) ($19,396) ($12,879)  ($7,106)
                               ========= ========= ========= ========= =========

Net loss applicable to
  common stockholders......... ($28,847) ($27,414) ($19,396) ($12,879)  ($7,106)
                               ========= ========= ========= ========= =========
Basic and diluted net loss
  per share applicable to
  common stockholders.........   ($1.88)   ($2.16)   ($1.55)   ($1.04)   ($1.05)
Shares used in calculation
  of net loss per share.......   15,343    12,686    12,528    12,342     6,757

                               --------- ---------------------------------------
(in thousands)                   1999      1998      1997      1996      1995
-----------------------------  --------- --------- --------- --------- ---------

Consolidated Balance Sheet Data
Cash, cash equivalents
  and available-for-sale
  investments.................  $49,770    $7,728   $14,113   $32,065   $44,703
Working capital...............   42,769     4,915    11,820    30,435    43,205
Total assets..................   57,139    11,981    17,345    35,485    45,919
Capital lease
  obligations, noncurrent.....    1,030       821       850       793       114
Redeemable convertible
  preferred stock.............   16,964    17,489       --        --        --
Accumulated deficit........... (118,939)  (90,092)  (62,678)  (43,282)  (30,403)
Total stockholders' equity
  (net capital deficiency)....   28,013   (10,650)   12,937    31,765    44,035

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

     Since its founding in November 1986, KeraVision has been engaged in the research and development of technologies for surgical correction of vision disorders. Although we have been selling our product since 1996, we expect to continue to incur substantial losses until sufficient revenues can be generated to offset expenses. Given the uncertainties in developing a market for a new product, we may not be able to achieve or sustain significant revenue growth in the foreseeable future. Furthermore, we expect our overall expenses to increase as our sales and marketing activities grow.

     On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment of mild myopia in the range of -1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism. We are currently conducting a Phase III clinical trial to expand our approved range of indication for myopia to include -0.75 to - 1.0 diopter and -3.1 to -4.5 diopters. In May 1998, we began limited commercial sales in Canada following regulatory approval to sell Intacs to treat myopia in the range of -1.0 to -5.0 diopters. In late 1996, we were granted the right to affix the CE mark on Intacs for myopia which allows KeraVision to sell products to treat myopia in the range of -1.0 to -5.0 diopters in European Union countries.

     The research, manufacture, sale and distribution of medical devices such as Intacs are subject to numerous regulations imposed by governmental authorities, principally the FDA and comparable state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. Prior to commercial sale in the United States, most medical devices, including Intacs, must be cleared or approved by the FDA. Securing FDA approvals and clearances requires the submission to the FDA of extensive clinical data and supporting information. Current FDA enforcement policy strictly prohibits the marketing of medical devices for uses other than those for which the product has been approved or cleared. Product approvals and clearances can be withdrawn for failure to comply with regulatory standards or for the occurrence of unforeseen problems following initial marketing. Foreign governments or agencies also have review processes for medical devices which present many of the same risks. The right to affix the CE mark can be withdrawn, resulting in an inability to sell products in European Union countries.

     We cannot be sure that we will achieve significant revenues from sales of Intacs or any other potential products or become profitable. Although KeraVision has received approval to sell Intacs in the United States, the European Union and Canada, we cannot be sure that our Intacs technology will prove to be safe or effective over the long term in correcting vision, that our Intacs technology will perform in the manner we anticipate or that Intacs or any other product developed by us will be commercially successful.

Years ended December 31, 1999 and 1998

     Net sales for the year ended December 31, 1999, totaled $10.5 million, an increase of $9.7 million from the $0.8 million for the year ended December 31, 1998. The increase in net sales primarily reflected the initial shipments of instrument kits to surgeons subsequent to their completion of training in the Intacs placement procedure. Each kit includes two sets of proprietary instruments to perform the Intacs placement procedure and a supply of 18 Intacs. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments. Significant growth and maintenance of our net sales will be dependent upon our ability to sell Intacs in increasing volumes. In 1999, approximately 91% of net sales were to U.S. customers and the balance of the sales were in Canada and Europe. In 1998, approximately 51% of the Company's sales were generated from the limited product launch into the Canadian market, and the balance of the sales were in Europe.

     Cost of sales and manufacturing expenses totaled $9.9 million in 1999 as compared to $4.4 million in 1998. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

     Research and development expenses, which include clinical and regulatory expenses, for the year ended December 31, 1999 were $8.8 million compared to $11.4 million incurred in the prior year. The decrease in research and development expenses from 1998 to 1999 was primarily due to reduced clinical trial costs as a result of the completion of various studies, in addition to reduced expenses related to patents.

     Selling, general and administrative expenses in 1999 were $19.5 million, an increase of $9.8 million from 1998. The increase is due primarily to increased staffing and marketing efforts related to market development in the U.S. and Canada. The Company expects sales and marketing expenses to continue to increase as further investments in marketing our product in the United States are incurred.

     The Company recorded $1.4 million in interest income for the year ended December 31, 1999, as compared to $0.7 million for the previous year. Interest income increased due to the short-term investment of proceeds from the secondary offering completed on August 17, 1999. Interest expense increased from $0.1 million in 1998 to $0.9 million in 1999. The increase was primarily due to the increase in average short- term debt balances. The net loss per share applicable to common stockholders was $1.88 as compared to $2.16 for the same period from the previous year. In 1999, this per share calculation includes the effect of dividends of $1.5 million to the holders of series B redeemable convertible preferred stock. In 1998 the per share calculation includes the effect of a deemed dividend of $2.5 million, in addition to the effect of a dividend of $846,000 to preferred stockholders as part of the series B redeemable convertible preferred stock financing. The Company believes that its net loss could significantly increase in future periods, dependent on product acceptance in the market place.

Years ended December 31, 1998 and 1997

     Net sales for 1998 increased to $0.8 million from $0.4 million in 1997, primarily as a result of increased unit shipments associated with the Company's limited product launch into the Canadian market.

     Cost of sales and manufacturing expenses exceeded revenues reflecting currently low production volumes and fixed costs associated with the Company's higher volume manufacturing capabilities.

     Research and development expenses for the year ended December 31, 1998 were $11.4 million compared to $10.8 million incurred in the prior year. Research and development expenses in both periods consisted primarily of clinical trial expenses, product development expenses and patent expenses.

     Selling, general and administrative expenses in 1998 were $9.7 million, an increase of $3.3 million from 1997. The increase in spending reflects increased staffing and associated expenses, in addition to increased marketing efforts related to our limited launch in Canada and in anticipation of our U.S. launch following FDA regulatory approval.

     The Company recorded $0.7 million of interest income for the year ended December 31, 1998, as compared to $1.3 million for the previous year. Interest income decreased due to lower average cash and investment balances from period to period. The net loss per share applicable to common stockholders was $2.16. This per share calculation includes the effect of a deemed dividend of $2.5 million, in addition to the effect of a dividend of $846,000 to preferred stockholders as part of the series B redeemable convertible preferred stock financing.

Tax Matters

     Due to the Company's loss position, there was no provision for income tax for the years ended December 31, 1999, 1998 and 1997.

     As of December 31, 1999, the Company had federal, state and French net operating loss carryforwards of approximately $91.5 million, $28.4 million and $4.6 million, respectively. The Company also had federal and state research and experimentation credit carryforwards of approximately $1.5 million and $1.2 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2000 through 2019, if not utilized. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" rules provided by the Internal Revenue Code and similar state tax provisions.

     Under Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties surrounding their realization, primarily due to the Company's lack of an earnings history.

Liquidity and Capital Resources

     The Company has financed its operations since incorporation primarily through its public offerings, private sales of preferred stock, interest income, equipment and debt financing arrangements and the Transcend acquisition described below. The Company's operating activities used cash of $26.3 million in 1999 and $23.0 million in 1998. The use of cash for operating activities was primarily affected by an increase in net loss reflecting increased selling, general and administrative and manufacturing expenses and increases in inventory and accounts receivable, partially offset by increases in accounts payable and other liabilities. The increases in inventory, accounts receivable, accounts payable and other liabilities year-over-year reflect increased business activities related to the U.S. launch and significant increases in sales volume in 1999 as compared to 1998. Cash and investments were $49.8 million at December 31, 1999. Capital expenditures for 1999 and 1998 were $1.6 million and $0.7 million, respectively.

     In August 1999, KeraVision completed a secondary public offering of its common stock. The Company issued 4,600,000 shares at $13.00 per share, from which it realized net proceeds (after under-writing discounts and expenses) of approximately $55.6 million.

     In May 1999, KeraVision completed the acquisition of Transcend Therapeutics, Inc. (Nasdaq: TSND) and its net cash balance of $8.5 million. Under the agreement, Transcend terminated its activities as a drug development company and now is a wholly owned subsidiary of KeraVision. No Transcend employees were retained. Transcend stockholders received 978,498 shares of KeraVision's common stock. This transaction was accounted for as an acquisition of assets, principally cash.

     In March 1999, KeraVision entered into a loan agreement providing for borrowings of $5.0 million. The full amount was advanced on March 25, 1999. The loan bears interest at 12.6% per year until maturity on September 30, 2001. KeraVision has the right to prepay the loan subject to a prepayment penalty of 6.0% of the amount being prepaid on the prepayment date. Repayment of the loan is secured by KeraVision's assets except for intellectual property. In connection with the loan, KeraVision granted to the lender warrants to purchase 55,492 shares of common stock at an exercise price of $10.81, the closing price as of March 5, 1999, the date of the loan commitment. These warrants are exercisable for 7 years from the date of issuance. KeraVision recorded the portion of the proceeds representing the fair value of the warrants as additional interest expense to be amortized over the term of the related debt. The value of immediately exercisable warrants was determined using a Black- Scholes valuation model, based on the contractual term of the warrants.

     The Company believes it has the financial resources to meet business requirements through at least December 31, 2000. The Company's future cash requirements, however, may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. We cannot assure you that we will be able to obtain additional sources for funding our business operations when necessary, and we cannot assure you that other sources of funding, if any, will be available on terms favorable or acceptable to KeraVision. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop.

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non- information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $30,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Euro Conversion

     On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. As of that date, the Euro traded on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or legacy currency. Between January 1, 1999 and January 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Company does not expect that the transition to the Euro will materially affect the Company's foreign sales or will result in any material increase in costs to the Company.

Item 7A. Market Risk Disclosure

     Interest Rate Risk

     KeraVision is exposed to financial market risks from changes in interest rates related to our investment portfolio, short-term debt, and capital lease obligations. To mitigate these risks, we invest in debt instruments that meet high credit quality standards and we further limit the amount of credit exposure to any one issue, issuer, or type of instrument. KeraVision also limits the maturity of debt investments to one year or less. KeraVision does not utilize derivative financial instruments. As of December 31, 1999 and 1998, we held $49.4 million and $7.1 million of interest rate sensitive investments in debt securities, respectively. The interest rate exposure of the investments is partially offset by $6.2 million and $1.3 million of short-term debt and capital lease obligations outstanding as of December 31, 1999 and 1998, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the net fair value of the interest rate sensitive securities of less than $80,000 as of December 31, 1999 and less than $30,000 as of December 31, 1998. This estimate is based on sensitivity analyses performed on our financial positions at December 31, 1999 and 1998. Actual results may differ materially.

Item 8. Financial Statements and Supplementary Data

     See Item 14(c) for an index to financial statements and supplementary information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

     Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders scheduled to be held May 17, 2000, and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to the Registrant's directors required by this Item is incorporated by reference from the information under the caption "Election of Directors--Board of Directors" in the Registrant's Proxy Statement.

Item 11. Executive Compensation

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements and Report of Ernst & Young LLP, Independent Auditors, are filed as part of this report:

Report of Ernst & Young, Independent Auditors

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Operations Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency) Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows Years Ended December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedules II - Valuation and Qualifying Accounts

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999:

Report Date: December 23, 1999
Item 5. Other Events

KeraVision Announces Preliminary Fourth Quarter Revenues and 1999 Procedure Volume.

Report Date: October 29, 1999
Item 5. Other Events

KeraVision Reports Two-Year Clinical Results for Intacs - Correction of Myopia is Stable.

Report Date: October 21, 1999
Item 5. Other Events

KeraVision Reports Record Revenues for 3rd Quarter.

(c) (3) The following exhibits are filed as part of this reports:

Exhibit
 Number   Description
--------  ----------------------------------------------------------------
    2.1   Agreement and Plan of  reorganization by and among KeraVision, Inc.
          KVTT acquisition corporation and Transcend Theraputics, Inc. dated as of December 22, 1998.(13)
    3.1   Amended and Restated Certificate of Incorporation of Registrant.(1)
    3.2   Amended and Restated Bylaws of Registrant. (incorporated by reference to exhibit 3.2 to the Registrant's Form 10-K for the year ended
          December 31, 1998)
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
     21   Subsidiaries of KeraVision, Inc.
   23.1   Consent of Ernst & Young LLP, Independent Auditors.
   24.1   Power of Attorney (See Signature Page).
     27   Financial Data Schedule.

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

(14) Incorporated by reference to Exhibit 3.3 filed in Registrant's Form 10-K for the year ended December 31, 1998.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, California on this 28th day of March 2000.

KeraVision, INC.

By:	/s/Mark Fischer-Colbrie

Mark Fischer-Colbrie
Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas M. Loarie and Mark Fischer- Colbrie, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                        Title                     Date
---------------------------  --------------------------------  ---------------
/s/ Thomas Loarie            Chairman of the Board of          March 28, 2000
---------------------------  Directors and Chief
(Thomas M. Loarie)           Executive Officer (Principal
                             Executive Officer)

/s/ Mark Fischer-Colbrie     Vice President, Finance and       March 28, 2000
---------------------------   Administration, Chief Financial
(Mark Fischer-Colbrie)       Officer, and Assistant
                             Secretary (Principal Financial
                             and Accounting Officer)

/s/ Charles Crocker          Director                          March 28, 2000
---------------------------
(Charles Crocker)

/s/ Lawrence Lehmkuhl        Director                          March 28, 2000
---------------------------
(Lawrence Lehmkuhl)

/s/ Kshitij Mohan            Director                          March 28, 2000
---------------------------
(Kshitij Mohan)

/s/ Arthur M. Pappas         Director                          March 28, 2000
---------------------------
(Arthur M. Pappas)

/s/Peter L. Wilson           Director                          March 28, 2000
---------------------------
(Peter L. Wilson)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
KeraVision, Inc.

     We have audited the accompanying consolidated balance sheets of KeraVision, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KeraVision, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

February 4, 2000
San Jose, California

KeraVision, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

                                                           December 31,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
                     ASSETS
Current assets:
  Cash and cash equivalents.......................     $43,251       $1,449
  Available- for- sale investments..................     6,519        6,279
  Accounts receivable.............................         567          365
  Inventory.......................................       2,403          427
  Prepaid expenses and other current assets.......       1,161          716
                                                     ----------   ----------
Total current assets..............................      53,901        9,236
                                                     ----------   ----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment..........       4,826        3,709
  Office furniture and fixtures...................         638          597
  Leasehold improvements..........................         819          636
                                                     ----------   ----------
                                                         6,283        4,942
Accumulated depreciation and amortization.........      (3,679)      (3,102)
                                                     ----------   ----------
  Net property and equipment......................       2,604        1,840
Other assets......................................         634          905
                                                     ----------   ----------
Total assets......................................     $57,139      $11,981
                                                     ==========   ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................      $2,282       $1,742
  Accrued payroll and related expenses............       1,172          581
  Accrued clinical trial costs....................       1,674        1,282
  Other accrued liabilities.......................         792          204
  Current portion of capital lease obligations....         685          512
  Short-term debt.................................       4,527           --
                                                     ----------   ----------
Total current liabilities.........................      11,132        4,321

Capital lease obligations.........................       1,030          821

Redeemable convertible Series B Preferred
 Stock, no par value:
 Authorized shares--662,500;
 Issued and outstanding shares--552,808 and 562,500 at
  December 31, 1999 and 1998, respectively, aggregate
  liquidation preference of $20,166 in 1999.......      16,964       17,489

Commitments
Stockholders' equity  (net capital deficiency):
  Preferred stock, par value $.001, 2,000,000
   shares authorized, none issued or outstanding..          --           --
  Common stock, par value $.001, 30,000,000
   shares authorized, 18,769,482 and 12,776,920
   shares issued and outstanding in 1999 and
   1998, respectively.............................          19           13
  Additional paid-in capital......................     147,548       80,162
  Deferred compensation...........................          --          (30)
  Accumulated other comprehensive income..........         206          109
  Accumulated deficit.............................    (118,939)     (90,092)
  Notes receivable from stockholders..............        (821)        (812)
                                                     ----------   ----------
Total stockholders' equity
  (net capital deficiency)........................      28,013      (10,650)
                                                     ----------   ----------
Total liabilities and stockholders' equity
  (net capital deficiency)........................     $57,139      $11,981
                                                     ==========   ==========

See accompanying notes.

KeraVision, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

                                             Year Ended December 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Net sales........................       $10,494       $835       $355

Costs and expenses:
  Cost of sales and
   manufacturing expenses........         9,945      4,386      3,701
  Research and development.......         8,844     11,356     10,774
  Selling, general and
   administrative................        19,491      9,693      6,405
                                       ---------  ---------  ---------
Total costs and expenses.........        38,280     25,435     20,880
                                       ---------  ---------  ---------
Operating loss...................       (27,786)   (24,600)   (20,525)
Interest income and other, net...         1,377        683      1,303
Interest expense.................          (935)      (120)      (174)
                                       ---------  ---------  ---------
Net loss.........................      ($27,344)  ($24,037)  ($19,396)
                                       ---------  ---------  ---------
Preferred stock dividend
 requirements:
  Redeemable convertible
    series B.....................        (1,503)      (846)       --
  Deemed dividend (Note 5).......           --      (2,531)       --
                                       ---------  ---------  ---------
Net loss applicable to common
  stockholders...................      ($28,847)  ($27,414)  ($19,396)
                                       =========  =========  =========
Basic and diluted net loss
 per share applicable to
 common stockholders..............       ($1.88)    ($2.16)    ($1.55)
Shares used in calculation
  of net loss per share...........       15,343     12,686     12,528

See accompanying notes.

KeraVision, INC.
Consolidated Statements of Redeemable Convertible
Preferred Stock and Stockholders' Equity (Net Capital Deficiency)
(In thousands, except share and per share amounts)

                                                                                                                                     Total
                                                                                                   Accumu-                Notes     Stock-
                                           Redeemable                                               lated                Receiv-   holders'
                                           Convertible                           Addi-              Other                 able      Equity
                                        Preferred Stock       Common Stock      tional   Deferred  Compre-   (Accumu-     from       (Net
                                      ------------------- --------------------  Paid-in  Compen-   hensive     lated     Stock-     Capital
                                       Shares    Amount     Shares     Amount   Capital   sation   Income    Deficit)    holders  Deficiency)
                                      --------- --------- ----------- -------- --------- -------- --------- ----------- --------- -----------
Balance at December 31, 1996..........    --       $ --   12,444,802      $12   $76,114    ($328)      $17    ($43,282)    ($768)    $31,765
Net loss..............................    --         --        --          --       --        --       --      (19,396)      --      (19,396)
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
  investments.........................    --         --         --         --       --        --        26       --          --           26
 Foreign currency translation
  adjustments.........................    --         --         --         --       --        --         1       --          --            1
 Comprehensive income (loss).............                                                                                           ($19,369)
 Issuance of common stock upon exercise
  of options..........................    --         --      148,844        1       426       --       --        --          --          427
 Amortization of deferred compensation    --         --         --         --       --       149       --        --          --          149
 Accrued interest on notes receivable
  from stockholders...................    --         --         --         --       --        --       --        --          (35)        (35)
                                      --------- --------- ----------- -------- --------- -------- --------- ----------- --------- -----------

Balance at December 31, 1997..........    --         --   12,593,646       13    76,540     (179)       44     (62,678)     (803)     12,937
Net loss..............................    --         --        --          --       --        --       --      (24,037)      --      (24,037)
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
  investments.........................    --         --         --         --       --        --       (42)      --          --          (42)
 Foreign currency translation
  adjustments.........................    --         --         --         --       --        --       107       --          --          107
 Comprehensive income (loss).............                                                                                           ($23,972)
 Issuance of common stock upon exercise
  of options..........................    --         --      183,274       --       598       --       --        --          --          598
 Issuance of redeemable convertible
  series B preferred stock, net of
  issuance costs...................... 562,500    14,112        --         --     2,531       --       --        --          --        2,531
 Accretion of dividends on preferred
  stock...............................    --         150        --         --       --        --       --         (150)      --         (150)
 Dividends on preferred stock to be
  distributed.........................    --         696        --         --       --        --       --         (696)      --         (696)
 Dividends on series B preferred stock
  issuance related to deemed deividend    --       2,531        --         --       --        --       --       (2,531)      --       (2,531)
 Amortization of deferred compensation    --         --         --         --       --       149       --        --          --          149
 Forgiveness of notes receivable from
  stockholders, net of accrued interes    --         --         --         --       --        --       --        --           46          46
 Accrued interest on notes receivable
  from stockholders...................    --         --         --         --       --        --       --        --          (55)        (55)
 Compensation expense related to
  employee stock activity.............    --         --         --         --       493       --       --        --          --          493
                                      --------- --------- ----------- -------- --------- -------- --------- ----------- --------- -----------

Balance at December 31, 1998.......... 562,500    17,489  12,776,920       13    80,162      (30)      109     (90,092)     (812)    (10,650)
Net loss..............................    --         --        --          --       --        --       --      (27,344)      --      (27,344)
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
  investments.........................    --         --         --         --       --        --        99       --          --           99
 Foreign currency translation
  adjustments.........................    --         --         --         --       --        --        (2)      --          --           (2)
 Comprehensive income (loss).............                                                                                           ($27,247)
 Issuance of common stock under
  employee stock plans................    --         --      148,972       --       951       --       --        --          --          951
 Conversion of redeemable convertible
  series B preferred stock............ (66,273)   (2,028)    265,092       --     2,028       --       --        --          --        2,028
 Accretion of dividends on preferred
  stock...............................    --         258        --         --       --        --       --         (258)      --         (258)
 Dividends on preferred stock.........  56,581     1,245        --         --       --        --       --       (1,245)      --       (1,245)
 Issuance of common stock for
  acquisition of Transcend............    --         --      978,498        1     7,831       --       --        --          --        7,832
 Issuance of common stock in
  secondary offering..................    --         --    4,600,000        5    55,610       --       --        --          --       55,615
 Issuance of warrants related
  to short-term debt..................    --         --         --         --       661       --       --        --          --          661
 Compensation expense related to
  employee stock activitiy............    --         --         --         --       305       --       --        --          --          305
 Amortization of deferred compensation    --         --         --         --       --        30       --        --          --           30
 Repayment of notes receivable from
  stockholders........................    --         --         --         --       --        --       --        --           35          35
 Accrued interest on notes receivable
  from stockholders...................    --         --         --         --       --        --       --        --          (44)        (44)
                                      --------- --------- ----------- -------- --------- -------- --------- ----------- --------- -----------
Balance at December 31, 1999....       552,808   $16,964  18,769,482      $19  $147,548       $0      $206   ($118,939)    ($821)    $28,013
                                      ========= ========= =========== ======== ========= ======== ========= =========== ========= ===========

See accompanying notes.

KeraVision, INC.
Consolidated Statements Of Cash Flows
Decrease in cash and cash equivalents
(in thousands)

                                                     Year Ended December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------- --------- ---------
Cash flows from operating activities:
 Net loss....................................... ($27,344) ($24,037) ($19,396)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation..................................      797       704       652
  Amortization of debt discount.................      188       --        --
  Issuance of stockholders' notes...............      --       (776)      --
  Payment on stockholders' notes................       35       --        --
  Interest receivable on stockholders' notes....      (44)      (76)      (35)
  Expenses related to employee stock activity,
   including amortization of deferred
   compensation.................................      335       688       149
  Changes in operating assets and liabilities:
     Accounts receivable........................     (202)     (239)       11
     Inventory..................................   (1,976)     (152)      225
     Prepaid expenses and other current assets..     (445)      276      (204)
     Other assets...............................      271       (10)       49
     Accounts payable...........................      540       653       116
     Other accrued liabilities..................    1,571       (47)      504
                                                 --------- --------- ---------
   Net cash used in operating activities........  (26,274)  (23,016)  (17,929)
                                                 --------- --------- ---------
Cash flows from investing activities:
 Purchases of available-for-sale investments....  (11,457)  (22,214)  (20,620)
 Sales of available-for-sale investments........    5,815    25,210    11,408
 Maturities of available-for-sale investments...    5,499     2,201    21,474
 Capital expenditures...........................   (1,561)     (675)     (545)
                                                 --------- --------- ---------
   Net cash provided by (used in)
      investing activities......................   (1,704)    4,522    11,717
                                                 --------- --------- ---------
Cash flows from financing activities:
 Principal payments under capital
  lease obligations.............................     (564)     (480)     (427)
 Proceeds from sales-leaseback of
  capital equipment.............................      946       608       495
 Proceeds from issuance of short-term debt
  and warrants..................................    5,000       --        --
 Proceeds from common stock offering, net.......   55,615       --        --
 Proceeds from acquisition of Transcend, net....    7,832       --        --
 Proceeds from issuance of equity securities
 under employee stock plans.....................      951       598       427
 Proceeds from issuance of redeemable
  convertible series B preferred stock,
  net of issuance costs.........................      --     16,643       --
                                                 --------- --------- ---------
   Net cash provided by financing activities....   69,780    17,369       495
                                                 --------- --------- ---------
Net increase (decrease) in cash and
 cash equivalents...............................   41,802    (1,125)   (5,717)
Cash and cash equivalents at the
 beginning of the year..........................    1,449     2,574     8,291
                                                 --------- --------- ---------
Cash and cash equivalents at the end
 of the year....................................  $43,251    $1,449    $2,574
                                                 ========= ========= =========

Supplemental disclosure of non-cash
 financing activities:
  Accrued and deemed dividends related
   to preferred stock...........................   $1,245    $3,227     $ --
  Accretion related to preferred stock..........     $258      $150     $ --
  Conversion of preferred stock to common.......   $2,028     $ --      $ --

Supplemental disclosures of cash flow
 information:
  Cash paid for interest........................     $898      $123      $140
                                                 ========= ========= =========

See accompanying notes.

KeraVision, INC.
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

     KeraVision, Inc. (''KeraVision'' or the ''Company'') was incorporated on November 6, 1986 in the State of California and reincorporated in the State of Delaware on July 25, 1995.

     The Company was founded to develop and commercialize proprietary medical products for the treatment of common vision problems. KeraVision provides Intacs(TM) corneal ring segments, and the instrument sets needed to perform the Intacs procedure for treatment of mild myopia (nearsightedness). The Company's primary target market is the United States. The Company has the exclusive license to develop and market the licensor's ''proprietary rights,'' as defined, relating to the development of certain instruments used in the insertion of the KeraVision Intacs, the Company's initial potential product. The term of the license agreement will continue until the expiration of the last expiring patent then existing or developed thereafter by the licensor relating to the proprietary rights.

     Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 1999 presentation.

Comprehensive Income

     The following table summarizes the components of accumulated other comprehensive income, (in thousands):

                                                                   December 31,
                                                       1999            1998           1997
                                                  -------------------------------------------
   Foreign currency translation adjustment            $105             $107           $--
   Unrealized gain on available-for-sale
     securities                                        101                2             44
                                                  -------------------------------------------
     Accumulated other comprehensive income           $206             $109           $ 44

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," the Company continually reviews long- lived assets for indications of impariment. If indicators of impairment are identified, reconverability is assessed based upon an undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminuation in value is determined, as measured by a discounted cash flow analysis.

Depreciation and Amortization

     Depreciation is provided on a straight-line basis over assets' estimated useful lives of three to five years. Assets acquired under capital leases are amortized on a straight-line basis over the lesser of the assets' useful life or the term of the lease.

Cash and Investments

     The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. All other liquid investments are classified as available-for-sale and consist primarily of short-term investment grade securities, all of which mature within the next twelve months. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of investments only to the extent recorded on the balance sheet. At December 31, 1999 and 1998, the Company's liquid assets were composed of deposits with banks and investments in U.S. Government securities, corporate debt securities, certificates of deposits, auction market preferred stocks and money market funds.

     Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, all debt and equity securities are designated as available-for-sale. Available-for- sale securities are carried at fair value as determined by reference to quoted market prices, with the unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Revenue Recognition

     The Company recognizes revenues from product sales upon transfer of title, which is generally upon shipment. The Company provides allowances for estimated bad debts and sales returns, which have not been material to date. Customers do not have significant return privileges. In 1999, approximately 91% of the Company's sales were generated in the U.S. and the balance of the sales were to customers in Canada and Europe. In 1998, approximately 51% of the Company's sales were generated from product sales into the Canadian market, and the balance of the sales were in Europe. Product sales in 1997 were composed principally of sales to the European market through the Company's French sales office and German Distributor.

Inventories

     Inventories represent material on-hand, valued at the lower of cost or market on a first-in-first-out basis. The Company's inventories were composed of the following:

(in thousands)                          1999           1998
---------------------------------------------------------------
        Raw materials..............   $ 1,168          $ 182
        Finished goods.............     1,235            245
                                      ------------------------
          Total....................   $ 2,403          $ 427
                                      ========================

Net Loss Per Share

     Due to the Company's net loss in all periods presented, net loss per share includes only weighted average shares outstanding and excludes all outstanding stock options and warrants as the effect of including them would be anti-dilutive in all periods presented.

Advertising Expenses

     The cost of advertising is recorded as an expense when incurred. Advertising costs for the years ended December 31, 1999 and 1998 were $4.0 million and $1.7 million. Advertising expenses for the year ended December 31, 1997 were immaterial.

Accounting for Employee Stock Options

     The Company accounts for stock-based compensation issued to employees and directors, including outside directors, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). The Company's policy is to grant options with an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Accordingly, no compensation cost, other than the compensation discussed in Note 8, has been recognized in the Company's statements of operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) (see Note 8). The Company periodically remeasures options granted to non-employees during the vesting period in accordance with EITF 96-18.

Employee Savings and Retirement Plan

     The Company adopted a 401(k) savings and retirement plan in 1995. The plan covers all US employees who are 21 years of age or older complete 520 hours of service during any consecutive twelve-month period. Under the plan, the Company my elect to make a matching contribution or an additional contribution to the Plan. To date there have been no employer contributions to the plan.

2. Investments

      At December 31, 1999, the Company's investments were composed of the following (in thousands):

                                                             Gross    Estimated
                                                           Unrealized   Fair
                                                  Cost       Gains      Value
                                                ---------  ---------  ---------
Money market instrument........................   $4,128       $ --     $4,128
Certificate of deposit.........................      170         --        170
Commercial paper...............................   17,568        101     17,669
Short-term notes...............................    5,042         --      5,042
Auction rate preferred.........................    2,325         --      2,325
Corporate debt securities......................   20,181         --     20,181
                                                ---------  ---------  ---------
Available-for-sale investment..................   49,414        101     49,515
Included in cash & cash equivalents............   42,996         --     42,996
Included in available for sale investments.....   $6,418       $101     $6,519
                                                =========  =========  =========

     At December 31, 1998, the Company's investments were composed of the following (in thousand):

                                                             Gross    Estimated
                                                           Unrealized   Fair
                                                  Cost       Gains      Value
                                                ---------  ---------  ---------
Money market instrument........................     $215       $ --       $215
Certificate of deposit.........................      165         --        165
Auction rate preferred.........................    1,875         --      1,875
Corporate debt securities......................    4,859          2      4,861
                                                ---------  ---------  ---------
Available-for-sale investment..................    7,114          2      7,116
Included in cash & cash equivalents............      837         --        837
Included in available for sale investments.....   $6,277         $2     $6,279
                                                =========  =========  =========

     During 1999, 1998 and 1997 there were no gross realized gains or losses.

3. Acquisition of Transcend Therapeutics, Inc.

     In May 1999, KeraVision completed the acquisition of Transcend Therapeutics, Inc. (Nasdaq: TSND) and its net cash balance of $8.5 million. This transaction was accounted for as an acquisition of assets, primarily cash net of certain liabilities. Under the agreement, Transcend terminated its activities as a drug development company and now is a wholly owned subsidiary of KeraVision. No Transcend employees were retained. Transcend stockholders received 978,498 shares of KeraVision's common stock, which were recorded at the net proceeds acquired of $7.8 million.

4. Capital Lease Obligations

     The Company leases certain office and manufacturing equipment under capitalized leases which expire in 2003. The total future minimum lease payments under capital leases as of December 31, 1999 are as follows (in thousands):

Years ended December 31:

           2000.............................        $875
           2001.............................         546
           2002.............................         462
           2003.............................         217
                                                ---------
 Total minimum lease payments...............       2,100
 Amounts representing interest..............        (385)
                                                ---------
 Present value of minimum lease payments....       1,715
 Less current portion.......................        (685)
                                                ---------
                                                  $1,030
                                                =========

     The cost of assets under capital leases at December 31, 1999 and 1998 were $2,754,000 and $2,552,000 with related accumulated amortization amounting to $1,324,000 and $1,293,000, respectively.

5. Commitments

Leases

     The Company rents office facilities under operating lease agreements which expire at various dates through 2004. The facility lease agreements provides for an option for the Company to extend the lease for an additional five years. Aggregate annual rental commitments under noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

           2000.............................        $776
           2001.............................         771
           2002.............................         800
           2003.............................         831
           2004.............................         498
                                                ---------
 Total minimum lease payments...............      $3,676
                                                =========

     Rent expense was approximately $592,000, $444,000 and $414,000 for the year ended December 31, 1999, 1998 and 1997, respectively.

6. Short-Term Debt

     In March 1999, the Company entered into a senior term loan agreement providing for borrowing of $5,000,000, which were advanced on March 25, 1999. Borrowings under the loan are secured by substantially all of the Company's assets except for intellectual property. The loan bears interest at 12.6% per year and matures on September 30, 2001. KeraVision has the right to prepay the loan subject to a prepayment penalty of 6.0% of the amount being prepaid on the prepayment date. The fair value of the senior term loan agreement is not readily determinable based upon the lack of comparable current market rates. At December 31, 1999, the annual debt payments were as follows (in thousands):

           2000.............................        $632
           2001.............................       5,421
                                                ---------
           Total debt payments..............       6,053
           Amounts representing interest....      (1,526)
                                                ---------
                                                  $4,527
                                                =========

     The entire balance of the loan is classified as current on the balance sheet as a result of certain acceleration rights held by the lender. Additionally, certain covenants set forth in the loan agreement prohibit the Company's ability to pay cash dividends. In conjunction with the loan, the Company granted to the lender warrants to purchase 55,492 shares of the common stock at an exercise price of $10.8125, the closing price as of March 5, 1999, the date of the loan commitment. The respective warrants are exercisable for 7 years from the date of issuance. KeraVision recorded the portion of the proceeds representing the fair value of the warrants of $661,000 as additional interest expense to be amortized over the term of the related debt. As of December 31, 1999, all of the warrants were still outstanding.

7. Redeemable Convertible Preferred Stock

     On June 12, 1998, the Company issued 562,500 shares of Series B Redeemable Convertible Preferred Stock (the "Series B Shares") at $32.00 per share. The Series B Shares are entitled to receive quarterly dividends at the rate of seven percent (7%) per annum, payable, at the election of the Company, in either cash or additional Series B Shares, as described in the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock (the "Certificate of Designation"). Each Series B Share is immediately convertible, at the option of the holders, into four shares of common stock. The Series B Shares are convertible at the Company's option after two years if the market value of the Company's common stock exceeds $16.00 per share. The conversion rate is subject to adjustment in the event of certain circumstances described in the Certificate of Designation, including if the then-current value of the common stock is below $8.00 per share on June 12, 2000. The Series B Shares are redeemable, at $32 per share, at the option of the holders after five (5) years. The cumulative quarterly dividends as of December 31, 1999 were approximately $1,245,000. For the year ended December 31, 1999, preferred dividends of $1,245,000 and accretion of $258,000 are added to the net loss to arrive at a net loss applicable to common stockholders. For the year ended December 31, 1998, preferred dividends of $696,000, accretion of $150,000 and the deemed dividends, representing the difference at the date of issuance between the market value of the Company's common stock of $9.125 at June 12, 1998 and the conversion price of the Company's series B convertible preferred stock of $2.5 million are added to the net loss to arrive at net loss applicable to common stockholders. The difference between the carrying value of the preferred stock and the aggregate redemption value is being accreted as preferred stock dividends over the five year redemption period.

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

8. Stockholders' Equity

Stock Offerings

     In August, 1999, the Company completed a secondary public offering of its common stock, issuing 4,600,000 shares at $13.00 per share, from which it realized net proceeds (after under writing discounts and expenses) of approximately $55.6 million.

Stock Options

     In June 1995, the Company adopted the 1995 Stock Plan (the "1995 Plan") and the 1995 Directors' Option Plan (the "Directors' Plan"). A total of 1,540,000 and 150,000 shares were reserved for issuance under the 1995 Plan and the Directors' Plan, respectively. Options outstanding under the Company's 1987 Stock Plan continue to be governed by such Plan. Common stock options may be granted to employees, consultants and directors. Options granted under the 1995 Plan may be either incentive stock options or nonstatutory stock options, determined at the compensation committees' discretion. Options granted under the Directors' Plan must be nonstatutory options. In August 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). A total of 600,000 shares were reserved for issuance under the 1997 Plan. Options granted under the 1997 Plan must be nonstatutory stock options. Options are generally granted at an exercise price (as determined by the compensation committee) equal to an amount of not less than the fair value per share on the date of and become exercisable pursuant to the applicable terms of the grant. The term of any option shall not be greater than ten years from the date of grant.

     In October 1998, the Board of Directors authorized the Company to offer all employees the opportunity to cancel certain previously granted options in exchange for new options with four year vesting and fair market value prices of $5.938. The repriced options were not exercisable prior to October 28, 1999. In connection with this offer, options to purchase 410,977 shares of common stock with a weighted-average price of $11.72 were exchanged for 328,781 new options.

     Information relative to stock option activity under all plans is as follows:

                                                   Outstanding Options
                                            -----------------------------------
                                                         Weighted
                                  Available    Number     Average   Aggregate
                                     for         of      Exercise    Exercise
                                    Grant      Shares      Price      Price
                                  --------- ------------ --------- ------------
Balance at December 31, 1996.....  451,376    1,031,229      9.02    9,303,522
 Authorized......................  300,000         --         --          --
 Granted......................... (515,342)     515,342      7.86    4,049,417
 Canceled........................   56,116      (59,411)    12.45     (739,954)
 Exercised.......................      --      (123,555)     2.13     (263,559)
                                  --------- ------------           ------------
Balance at December 31, 1997.....  292,150    1,363,605      9.06   12,349,426
 Authorized......................  590,000         --         --          --
 Granted, including 328,781
  repriced options............... (892,131)     949,731      6.14    5,859,373
 Canceled........................  601,164     (679,204)    11.36   (7,712,820)
 Exercised.......................      --      (152,556)     2.72     (415,491)
                                  --------- ------------           ------------
Balance at December 31, 1998.....  591,183    1,481,576      6.80   10,080,488
 Authorized......................  450,000         --         --          --
 Granted......................... (550,250)     550,250     15.47    8,512,282
 Canceled........................   81,891      (86,861)     8.04     (698,683)
 Exercised.......................      --      (104,259)     6.19     (644,920)
                                  --------- ------------           ------------
Balance at December 31, 1999.....  572,824    1,840,706     $9.37  $17,249,167
                                  ========= ============ ========= ============

     Options generally vest over a period of four years, up to a maximum of 5.5 years. Certain options granted in 1995 and 1997 have accelerated vesting positions. At December 31, 1999 and 1998, approximately 639,286 and 284,926, respectively, of the outstanding options were exercisable.

     The following table summarizes information about options outstanding at December 31, 1999:

                           Options Outstanding             Options Exercisable
                   -----------------------------------  ------------------------
                                 Weighted
                                  Average    Weighted                  Weighted
                      Number     Remaining   Average       Number      Average
     Range of      Outstanding  Contractual  Exercise   Exercisable    Exercise
  Exercise Prices  at 12/31/99     Life       Price     at 12/31/99     Price
------------------ ------------ ----------- ----------  ------------  ----------

 $3.750 -  $5.938      750,190        7.61       5.36       338,575        5.45
  6.125 -  10.060      477,317        6.78       7.85       179,231        7.99
 11.000 -  18.125      505,199        8.99      14.04       114,651       13.02
 22.125 -  22.125      108,000        9.58      22.13         6,829       22.13
        -          ------------                         ------------
 $3.750 -  24.125    1,840,706        7.89      $9.37       639,286       $7.70
                   ============                         ============

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation cost has been recognized for stock options granted in 1999, 1998 and 1997 with exercise prices equal to the fair value of the Company's common stock on the date of grant. Had compensation cost for the Company's stock option plans and employee stock purchase plan described below been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                             1999        1998        1997
                                          ----------  ----------  ----------
  Net loss applicable to common
    stockholders - as reported
    (in thousands).......................  ($28,847)   ($27,414)   ($19,396)
  Net loss applicable to common
    stockholders - pro forma
    (in thousands).......................  ($32,220)   ($28,947)   ($21,414)
  Basic and diluted net loss
   per share - as reported...............    ($1.88)     ($2.16)     ($1.55)
  Basic and diluted net loss
   per share - pro forma.................    ($2.10)     ($2.28)     ($1.71)

     FAS No. 123 was applicable only to options granted subsequent to December 31, 1994 and its pro forma effect was not fully reflected until 1998.

     The weighted average fair value of options granted in 1999, 1998 and 1997 is $13.88, $2.87 and $6.31 respectively, estimated using the Black-Scholes multiple option pricing model with the following weighted- average assumptions:

                                             1999        1998        1997
                                          ----------  ----------  ----------
Expected volatility....................        0.85      0.8669      0.8068
Risk-free interest rate................        5.70%       5.02%       6.06%
Weighted-average expected life.........        4.98        4.60        4.53
Dividend yield.........................        --          --          --

Deferred and Other Compensation

     For certain options granted prior to December 31, 1995, the Company recognized as deferred compensation the excess of the deemed value for financial reporting purposes of the common stock issuable upon the exercise of such options over the aggregate exercise price of such options. Deferred compensation of $597,000 recorded in 1995 is being amortized ratably over the vesting period of such options. In connection with the modification of certain employee stock arrangements and the forgiveness of employee notes receivable, the Company recorded compensation expense of $30,000 in 1999 and $493,000 in 1998.

Stock Purchase Plan

     In June 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 200,000 shares for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the applicable offering period. Employees purchased 44,713, 30,718 and 25,289 shares in 1999, 1998 and 1997, respectively. The weighted average fair value of the employee stock purchase plan shares is $4.03, $2.78 and $2.90 for 1999, 1998 and 1997 respectively.

     Under the Company's predecessor plan (the "1987 Purchase Plan"), the Company sold 217,193, 105,533, and 346,302 shares of common stock at $1.875, $0.375, and $0.625 per share, respectively, to employees in exchange for notes that bear interest at 3.7% to 7.4% and are payable at various dates in 2000 and 2001. The Company has the option to repurchase unvested shares, upon termination of employment, at the original issuance price per share. Shares vest over a period of four years. At December 31, 1999, there were no shares of common stock subject to repurchase.

Common Stock Reserved for Issuance

      The Company has reserved shares of common stock for the following at December 31, 1999:

  Exercises under the 1987 Stock Option Plan................        175,200
  Purchases under the 1995 Employee Stock Purchase Plan.....         83,367
  Exercises under the 1995 Stock Option Plan................      1,507,017
  Exercises under the 1995 Directors Option Plan............        147,500
  Exercises under the 1997 Stock Option Plan................        583,813
  Exercises of warrants.....................................         55,492
  Conversion of Redeemable Convertible Series B
    preferred stock.........................................      2,384,908
  Conversion of undesignated preferred stock................      2,000,000
                                                                  ----------
                                                                  6,937,297
                                                                  ==========

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

9. Income Taxes

     Due to the Company's loss position, there was no provision for income taxes for the years ended December 31, 1999, 1998 and 1997. A reconciliation of the income tax provision at the U.S. federal statutory rate (34%) to the provision for income tax at the effective tax rate is as follows:

                                                Year Ended December 31,
                                          ----------------------------------
                                             1999        1998        1997
                                          ----------  ----------  ----------
Income tax benefit computed at
  the federal statutory rate..........     $(9,297)     ($6,595)    ($4,379)
Operating losses not utilized.........       9,297        6,595       4,379
                                          ----------  ----------  ----------
Total income tax provision............    $    --      $    --       $   --
                                          ==========  ==========  ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                           Year Ended December 31,
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
                                                 (In Thousands)
Net operating loss carryforwards.....       $35,617     $25,109
Capitalized research costs...........         3,562       7,556
Tax credit carryforwards.............         2,359       1,901
Other................................           467         368
                                          ----------  ----------
Total deferred tax assets............        42,005      34,934
Valuation allowance..................       (42,005)    (34,934)
                                          ----------  ----------
Net deferred tax assets..............        $  --       $  --
                                          ==========  ==========

     Realization of derred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The deferred tax asset valuation allowance increased $7,071,000, $8,935,000 and $8,048,000 in 1999, 1998 and 1997, respectively.

     As of December 31, 1999, the Company has federal, state and French net operating loss carryforwards of approximately $91.5 million, $28.4 million and $4.6 million, respectively, that will expire in fiscal years 2000 through 2019, if not utilized. The Company also has federal and state research and experimentation credit carryforwards of approximately $1.5 million and $1.2 million, respectively, that will expire in fiscal years 2002 through 2019, if not utilized.

     Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions.

10. Related Party Transactions

     At December 31, 1999 and 1998, the Company had outstanding notes receivable from four of its officers, totaling $816,000 and $796,000, respectively. The notes bear interest at rates from between 4.57 to 5.95% per year, compounded semi-annually, and are repayable at various dates between July, 2000 and August, 2001. The notes are classified as other assets on the balance sheet.

SCHEDULE II

                                  KeraVision, Inc.
                           Valuation and Qualifying Accounts
                                   (in thousands)

                                          Balance at    Charged to                  Balance
                                          Beginning      Costs and    Deductions    At End
                                          of Period      Expense      Write-offs   of Period
Allowance for doubtfull accounts:
  Year ended December 31, 1997.......        $--           $--         $--         $--
                                        ==================================================
  Year ended December 31, 1998.......        $--           $--         $--         $--
                                        ==================================================
  Year ended December 31, 1999.......        $--           $522-       $3          $519
                                        ==================================================

KERAVISION. INC.
Index to Exhibits

Exhibit
Number                            Description                          Page Number

21    Subsidiaries of KeraVision, Inc.
23.1  Consent of Ernst & Young LLP, Independent Auditors
24.1  Power of Attorney
27    Financial Data Schedule