Form 10-Q
period 2000-03-31
KERAVISION INC /DE/
filed 2000-05-04
CIK 946154

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 --------------
                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from ___________________to_____________________

                         Commission file number 0-26208

                                ---------------

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

                                 --------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  As of April 28, 2000 there were 18,867,632 shares of Common Stock outstanding.

                                     INDEX

                                                                                                                         Page
                                                                                                                         -----
PART I. FINANCIAL INFORMATION (unaudited)

Item 1.               Condensed Consolidated Balance Sheets as of March 31, 2000 and  December 31, 1999.............         3

                      Condensed Consolidated Statements of Operations for the three-month
                      periods ended March 31, 2000 and 1999.........................................................         4

                      Condensed Consolidated Statements of Cash Flows for the three-month periods
                      ended March 31, 2000 and 1999.................................................................         5

                      Notes to Condensed Consolidated Financial Statements..........................................         6

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations....................................................................................         8

Item 3.               Quantitative and Qualitative Disclosures About Market Risk....................................        10

PART II. OTHER INFORMATION

Item 2.               Changes in Securities.........................................................................        11

Item 6.               Exhibits and Reports on Form 8-K..............................................................        11

SIGNATURES..........................................................................................................        12

                                KERAVISION, INC.
                     Condensed Consolidated Balance Sheets
               (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                                   March 31,       December 31,
                                                                                                     2000               1999
                                                                                                   ----------      ------------
Assets

Current assets:
  Cash and cash equivalents.....................................................................   $  39,737          $  43,251
  Available-for-sale investments................................................................         170              6,519
  Accounts receivable, net......................................................................         454                567
  Inventory.....................................................................................       2,144              2,403
  Prepaid expenses and other current assets.....................................................         814              1,161
                                                                                                   ---------          ---------
Total current assets............................................................................      43,319             53,901

  Property and equipment, net...................................................................       2,688              2,604
  Other assets..................................................................................         945                634
                                                                                                   ---------          ---------

Total assets....................................................................................   $  46,952          $  57,139
                                                                                                   =========          =========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable..............................................................................   $   2,203          $   2,282
  Accrued payroll and related expenses..........................................................         779              1,172
  Accrued clinical trial costs..................................................................       1,708              1,674
  Other accrued liabilities.....................................................................         563                792
  Current portion of capital lease obligations..................................................         685                685
  Short-term debt...............................................................................       4,588              4,527
                                                                                                   ---------          ---------
Total current liabilities.......................................................................      10,526             11,132

Capital lease obligations.......................................................................         847              1,030
Redeemable convertible series B preferred stock.................................................      17,338             16,964

Stockholders' equity:
  Common stock..................................................................................          19                 19
  Additional paid-in capital....................................................................     148,095            147,548
  Accumulated other comprehensive income........................................................         100                206
  Accumulated deficit...........................................................................    (129,152)          (118,939)
  Notes receivable from stockholders............................................................        (821)              (821)
                                                                                                   ---------          ---------
Total stockholders' equity......................................................................      18,241             28,013
                                                                                                   ---------          ---------

Total liabilities and stockholders' equity......................................................   $  46,952          $  57,139
                                                                                                   =========          =========

                            See accompanying notes.

                                KERAVISION, INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                                      ------------------
                                                                      2000          1999
                                                                      ------------------
   Net sales.................................................     $  1,000       $   472

   Costs and expenses:
       Cost of sales and manufacturing expenses..............        1,977         1,588
       Research and development..............................        2,435         2,090
       Selling, general and administrative...................        6,747         3,979
                                                                  ======================
    Total costs and expenses..................................      11,159         7,657
                                                                  ----------------------

   Operating loss............................................      (10,159)       (7,185)
   Interest income and other, net............................          596            32
   Interest expense..........................................         (276)         (103)
                                                                  ----------------------

   Net loss..................................................     $ (9,839)      $(7,256)
                                                                  ----------------------

   Preferred stock dividend requirements:
     Redeemable convertible series B.........................         (374)         (411)

   Net loss applicable to common stockholders................     $(10,213)      $(7,667)
                                                                  ======================

   Basic and diluted net loss per share applicable to
   common stockholders.......................................       $(0.54)       $(0.60)
                                                                  ======================
   Shares used in calculation of net loss per share..........       18,816        12,794

                            See accompanying notes.

                                KERAVISION, INC.
                Condensed Consolidated Statements of Cash Flows
                Increase(Decrease) in cash and cash equivalents
                                 (in thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March  31,
                                                                               ------------------
                                                                               2000          1999
                                                                               ------------------
Cash flows from operating activities:
 Net loss...........................................................        $(9,839)      $(7,256)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation.....................................................            236           141
   Loss from disposal of fixed assets...............................           (105)           --
   Changes in operating assets and liabilities:
       Accounts receivable..........................................            113            --
       Inventory....................................................            259          (850)
       Prepaid expenses and other current assets....................            347          (106)
       Other assets.................................................           (311)            1
       Accounts payable.............................................            (79)        1,064
       Other accrued liabilities....................................           (588)          402
                                                                                ---         -----
 Net cash used in operating activities..............................         (9,967)       (6,604)
                                                                              -----         -----

Cash flows from investing activities:
 Purchases of available-for-sale investments........................             --          (297)
 Sales of available-for-sale investments............................          2,219         5,702
 Maturities of available-for-sale investments.......................          4,024            --
 Capital expenditures...............................................           (215)         (193)
                                                                              -----         -----

     Net cash provided by investing activities......................          6,028         5,212
                                                                              -----         -----

Cash flows from financing activities:
 Principal payments under capital lease obligations.................           (183)         (127)
 Proceeds from sales-leaseback of capital equipment.................             --           132
 Proceeds from issuance of short-term debt and warrants.............             61         5,000
 Proceeds from issuance of equity securities under employee
 stock plans........................................................            547           267
                                                                                ---           ---

                                                                                425         5,272
     Net cash provided by financing activities......................            ---         -----

Net increase(decrease) in cash and cash equivalents.................         (3,514)        3,880

Cash and cash equivalents at the beginning of the period............         43,251         1,449
                                                                             ------         -----


Cash and cash equivalents at the end of the period..................        $39,737       $ 5,329
                                                                            =======       =======
Supplemental disclosure of non-cash investing and financing
activities:

Accrued dividends related to preferred stock........................        $   310       $   343
                                                                            =======       =======

Accretion related to preferred stock................................        $    64       $    68
                                                                            =======       =======

                            See accompanying notes.

                                KERAVISION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2000, the statements of operations for the three-month periods ended March 31, 2000 and 1999 and the cash flows for the three-month periods ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 1999 is derived from audited financial statements at that date.

   Results for three-months ended March 31, 2000 and 1999 are not necessarily indicative of results for any other interim period or for any year.

2. Net Loss Per Common Share

   Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the periods ended March 31, 2000 and 1999 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at net loss applicable to common stockholders. Options and warrants to purchase 1,710,468 and 55,492 shares of common stock were outstanding at March 31, 2000 but were not included in the computation of diluted net income per share as the Company incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

3. Inventory

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's inventory was composed of the following (in thousands):


                                                                                    March 31,       December 31,
                                                                                      2000             1999
                                                                                    ---------------------------
     Raw materials...............................................................      $  619          $1,168
     Finished goods..............................................................       1,525           1,235
                                                                                       ------          ------
        Total....................................................................      $2,144          $2,403
                                                                                       ======          ======

4. Available-for-sale investments

   The Company's available-for-sale investments at March 31, 2000 were composed of the following (in thousands):

                                                                                      Gross Unrealized              Estimated
                                                                  Cost                      Gains                   Fair Value
                                                                  ----                -----------------             ----------
Money market Instruments.......................                 $ 1,250                      $--                      $ 1,250
Certificates of deposit........................                     170                       --                          170
Commercial paper...............................                  16,883                       --                       16,883
Auction rate preferred stock...................                   3,000                       --                        3,000
Corporate debt securities......................                  17,350                       --                       17,350
                                                                -------               -----------------               -------
Available-for-sale investments.................                  38,653                       --                       38,653
Included in cash & cash equivalents............                  38,483                       --                       38,483
                                                                -------               -----------------               -------
Included in available for sale investments.....                 $   170                      $--                      $   170
                                                                =======               =================               =======

   All available-for-sale investments mature within one year. Gross realized and unrealized gains/losses were not significant during the three-month periods ended March 31, 2000 and 1999.


5. Comprehensive Income (Loss)

  The components of comprehensive income (loss) are as follows (in thousands):

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                           ------------------
                                                                                           2000          1999
                                                                                           ------------------
     Net loss......................................................................        $(9,839)   $(7,256)
     Unrealized gain on available-for-sale investment..............................           (101)        (1)
     Foreign currency translation adjustment.......................................             (5)        --
                                                                                           ------------------
        Total comprehensive loss...................................................        $(9,945)   $(7,257)
                                                                                           ==================


Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.


6. Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB 101 to our financial statements no later than the second quarter of 2000. The Company does not expect SAB 101 to have a material effect on its financial position or results of operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

Overview

     Since our founding in November 1986, KeraVision has been engaged in the research and development of technologies for surgical correction of vision disorders. Although we have been selling our product since 1996, we expect to continue to incur substantial losses until sufficient revenues can be generated to offset expenses. Given the uncertainties in developing a market for a new product, we may not be able to achieve or sustain significant revenue growth in the foreseeable future. Furthermore, we expect our overall expenses to increase as our sales and marketing activities grow.

     On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment of mild myopia in the range of -
1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism. We are currently conducting a Phase III clinical trial to expand our approved range of indication for myopia to include -0.75 to -1.0 diopter and -3.1 to -4.5 diopters. In May 1998, we began limited commercial sales in Canada following regulatory approval to sell Intacs to treat myopia in the range of -1.0 to -5.0 diopters. In late 1996, we were granted the right to affix the CE mark on Intacs for myopia which allows KeraVision to sell products to treat myopia in the range of -1.0 to -5.0 diopters in European Union countries.

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

Results of Operations

     Three Months Ended March 31, 2000 and 1999

     Net sales increased 112 percent or $528,000 to $1.0 million for the first quarter ended March 31, 2000 over the $472,000 in revenues for the same quarter a year ago. As part of the reduction in new surgeon training, training-related surgeon kit sales were down from the fourth quarter of 1999 which resulted in a reduction from fourth quarter revenues of $1.9 million. The changing revenue mix reflects a transition toward building on-going sales from Intacs procedures, the focus in the first quarter of 2000, and away from one-time sales from surgeon startup kits, which was the focus in 1999 following FDA approval in April 1999.

     Cost of sales and manufacturing expenses totaled $2.0 million in the three-month period ended March 31, 2000 as compared to $1.6 million in the comparable prior year period. The increase in cost of sales and manufacturing expenses reflected higher fixed costs associated with the establishment of our manufacturing operations and higher variable costs as a result of higher net sales.

     Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended March 31, 2000 were $2.4 million, an increase of $345,000 from the three-month period ended March 31, 1999. The increase is primarily due to expenses associated with the Phase III clinical trial on expanded treatment ranges.

     Selling, general and administrative expenses of $6.7 million were incurred in the three-month period ended March 31, 2000, an increase of $2.8 million from the $4.0 million incurred in the comparable prior year period. The increase is primarily due to increased staffing and marketing efforts related to market development in the U.S. and Canada. The Company expects sales and marketing expenses to continue to increase as further investments in marketing our product in the United States are incurred.

     Interest income and other, net was $596,000 for the three-month period ended March 31, 2000, as compared to $32,000 in the comparable prior year period. Interest income increased due to the short-term investment of proceeds from the secondary public offering completed on August 17, 1999. Interest expense increased $173,000 to $276,000 for the three-month period ended March 31, 2000. The increase was primarily due to the increase in average short-term debt balances.

     The net loss for the three-month period was $9.8 million versus $7.3 million for the same period in 1999. The net loss applicable to common stockholders for the quarter ended March 31, 2000 was $10.2 million versus $7.7 million for the comparable prior year period. The net loss per share applicable to common stockholders for the quarter was 54 cents as compared to 60 cents for the same period from the previous year. This per share calculation included the effect of dividends, of $374,000 and $411,000 to preferred stockholders for the three-month periods ended March 31, 2000 and 1999, respectively. The Company believes that its net loss could significantly increase in future periods dependent on product acceptance.

Liquidity and Capital Resources

     KeraVision has financed its operations since incorporation primarily through its public offerings, private sales of preferred stock, interest income, equipment financing arrangements and the May 1999 acquisition of Transcend Therapeutics and its net cash balance of $8.5 million. Cash used in operating activities for the first three months of 2000 increased to $10.0 million from $6.6 million in the comparable period of the prior year. The use of cash for operating acitivities was primarily affected by an increase in net loss reflecting increased selling, general and administrative, manufacturing and research and development expenses. Cash and investments were approximately $40.0 million at March 31, 2000. Capital expenditures for the first three months of 2000 and 1999 were $215,000 and $193,000, respectively.

     The Company believes it has the financial resources to meet business requirements through at least December 31, 2000. The Company's future cash requirements, however, may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. In addition, we anticipate that we will need to obtain additional funds in the near future to continue our business operations. We cannot assure you that we will be able to obtain additional sources for funding our business operations when necessary, and we cannot assure you that other sources of funding, if any, will be available on terms favorable or acceptable to KeraVision. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop.

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $30,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     KeraVision is exposed to financial market risks from changes in interest rates related to our investment portfolio, short-term debt, and capital lease obligations. To mitigate these risks, we invest in debt instruments that meet high credit quality standards and we further limit the amount of credit exposure to any one issue, issuer, or type of instrument. KeraVision also limits the maturity of debt investments to one year or less. KeraVision does not utilize derivative financial instruments. As of March 31, 2000, we held $39.9 million of interest rate sensitive investments in debt securities. The interest rate exposure of the investments is partially offset by $6.1 million of short-term debt and capital lease obligations outstanding as of March 31, 2000. A hypothetical 1% increase in interest rates would result in a decrease in the net fair value of the interest rate sensitive securities of less than $20,000 as of March 31, 2000. This estimate is based on sensitivity analyses performed on our financial positions at March 31, 2000. Actual results may differ materially.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities

The Company sold no unregistered securities during the period but did issue 10,315 additional shares of its Series B Convertible Preferred Stock to holders of Series B Convertible Preferred Stock as a stock dividend for the previous quarter. These dividend shares were not registered under the Securities Act of 1933, because their issuance did not constitute a sale under the Securities Act of 1933. The shares issued have the same conversion and other rights as the originally issued shares of Series B Convertible Preferred Stock.

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

27.1  Financial Data Schedule (filed via the EDGAR system)

(b) The Company filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2000:

Date of Report         Items Reported   Financial Statements Filed
January 20, 2000            5,7                  None
February 15, 2000           5,7                  Yes

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KeraVision, Inc.


                                 By: /s/ Mark Fischer-Colbrie
                                    ------------------------
                                     Mark Fischer-Colbrie
                          Vice President, Finance and Administration
                                 and Chief Financial Officer
        (Duly Authorized Officer and Principal Financial and Accounting Officer)


Date: May 4, 2000