Form 10-Q
period 2000-06-30
KERAVISION INC /DE/
filed 2000-08-10
CIK 946154

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________to_____________________

                        Commission file number 0-26208

                               ________________

                               Kera Vision, Inc.
            (Exact name of Registrant as specified in its charter)

         Delaware                                                 77-0328942
(State of Incorporation)                                       (I.R.S. Employer
                                                              Identification No.

                              48630 Milmont Drive
                               Fremont, CA 94538
                   (Address of principal executive offices)

                                (510) 353-3000
                        (Registrant's telephone number)

                               ________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  As of August 2, 2000 there were 18,898,024 shares of Common Stock outstanding.

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I. FINANCIAL INFORMATION (unaudited)

Item 1.        Condensed Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999...................................................................    3

               Condensed Consolidated Statements of Operations for the three-month and six-month
               periods ended June 30, 2000 and 1999................................................    4

               Condensed Consolidated Statements of Cash Flows for the six-month periods
               ended June 30, 2000 and 1999........................................................    5

               Notes to Condensed Consolidated Financial Statements................................    6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations..........................................................................    8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk..........................   10

PART II. OTHER INFORMATION

Item 2.        Changes in Securities...............................................................   11

Item 4.        Submission of Matters to a Vote of Security Holders.................................   11

Item 6.        Exhibits and Reports on Form 8-K....................................................   11

SIGNATURES.........................................................................................   13

                               KERAVISION, INC.
                     Condensed Consolidated Balance Sheets
              (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                                                           June 30,     December 31,
                                                                                             2000          1999*
                                                                                          ---------      ---------
Assets

Current assets:
  Cash and cash equivalents....................................................           $  25,018      $  43,251
  Available-for-sale investments...............................................               5,288          6,519
  Accounts receivable, net.....................................................                 496            567
  Inventory........................................................................           2,567          2,403
  Prepaid expenses and other current assets....................................                 506          1,161
                                                                                          ---------      ---------
Total current assets...............................................................          33,875         53,901

  Property and equipment, net......................................................           2,730          2,604
  Other assets...............................................................                   961            634
                                                                                          ---------      ---------

Total assets.......................................................................       $  37,566      $  57,139
                                                                                          =========      =========
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable.................................................................       $   2,838      $   2,282
  Accrued payroll and related expenses.............................................             970          1,172
  Accrued clinical trial costs.....................................................           1,895          1,674
  Other accrued liabilities........................................................             418            792
  Current portion of capital lease obligations.....................................             685            685
  Short-term debt..................................................................           4,653          4,527
                                                                                          ---------      ---------
Total current liabilities..........................................................          11,459         11,132

Capital lease obligations..........................................................             658          1,030
Redeemable convertible series B preferred stock....................................          17,718         16,964

Stockholders' equity:
  Common stock.....................................................................              19             19
  Additional paid-in capital.......................................................         148,253        147,548
  Accumulated other comprehensive income...........................................             122            206
  Accumulated deficit..............................................................        (139,842)      (118,939)
  Notes receivable from stockholders...............................................            (821)          (821)
                                                                                          ---------      ---------
Total stockholders' equity.........................................................           7,731         28,013
                                                                                          ---------      ---------

Total liabilities and stockholders' equity.........................................       $  37,566      $  57,139
                                                                                          =========      =========

                            See accompanying notes.

* Derived from audited financial statements.

                               KERAVISION, INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                        -----------------------------------------------
                                                                          2000       1999             2000       1999
                                                                        -----------------------------------------------
   Net sales.........................................................   $    707   $ 3,909          $  1,707   $  4,381

   Costs and expenses:
       Cost of sales and manufacturing expenses......................      1,359     3,027             3,336      4,615
       Research and development......................................      2,175     2,111             4,610      4,201
       Selling, general and administrative...........................      7,784     4,192            14,531      8,171
                                                                        -----------------------------------------------
   Total costs and expenses..........................................     11,318     9,330            22,477     16,987
                                                                        -----------------------------------------------
   Operating loss....................................................    (10,611)   (5,421)          (20,770)   (12,606)
   Interest income and other, net....................................        574        14             1,170         (5)
   Interest expense..................................................       (273)     (258)             (549)      (310)
                                                                        -----------------------------------------------
   Net loss..........................................................    (10,310)   (5,665)          (20,149)   (12,921)

   Preferred stock dividend requirements:
     Redeemable convertible series B.................................       (381)     (365)             (755)      (776)
                                                                        -----------------------------------------------
   Net loss applicable to common stockholders........................   $(10,691)  $(6,030)         $(20,904)  $(13,697)
                                                                        ===============================================
   Basic and diluted net loss per share applicable to common
    stockholders.....................................................     $(0.57)   $(0.45)           $(1.11)    $(1.05)
                                                                        ===============================================
   Shares used in calculation of net loss per share..................     18,868    13,382            18,842     13,088

                            See accompanying notes.

                               KERAVISION, INC.
                Condensed Consolidated Statements of Cash Flows
                Increase(Decrease) in cash and cash equivalents

                                (in thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                        2000           1999
                                                                      ------------------------
Cash flows from operating activities:
       Net loss                                                       $(20,149)      $(12,921)
       Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation                                                    488            306
           Loss from disposal of fixed assets                               72             --
           Amortization of debt discount                                   126             85
           Payment on stockholders' notes                                   --             36
           Amortization of deferred compensation                            --             30
           Changes in operating assets and liabilities:
                 Accounts receivable                                        71           (779)
                 Inventory                                                (164)          (713)
                 Prepaid expenses and other current assets                 655            229
                 Other assets                                             (327)             8
                 Accounts payable                                          556          1,043
                 Other accrued liabilities                                (355)           779
                                                                      --------       --------

       Net cash used in operating activities                           (19,027)       (11,897)
                                                                      --------       --------

Cash flows from investing activities:
       Purchases of available-for-sale investments                      (5,100)          (297)
       Sales of available-for-sale investments                           2,325          6,410
       Maturities of available-for-sale investments                      3,922             --
       Capital expenditures                                               (686)          (809)
                                                                      --------       --------

Net cash provided by investing activities                                  461          5,304
                                                                      --------       --------

Cash flows from financing activities:
       Principal payments under capital lease obligations                 (372)          (259)
       Proceeds from sales-leaseback of capital equipment                   --            132
       Proceeds from issuance of short-term debt and warrants               --          5,000
Proceeds from issuance of equity securities                                705          8,435
                                                                      --------       --------

Net cash provided by financing activities                                  333         13,308
                                                                      --------       --------

Net increase(decrease) in cash and cash equivalents                    (18,233)         6,715

Cash and cash equivalents at the beginning of the period                43,251          1,449
                                                                      --------       --------

Cash and cash equivalents at the end of the period                    $ 25,018       $  8,164
                                                                      ========       ========

Supplemental disclosure of non-cash investing and financing activities:

Accrued dividends related to preferred stock                          $    626       $    708
                                                                      ========       ========
Accretion related to preferred stock                                  $    129       $     68
                                                                      ========       ========

                            See accompanying notes.

                               KERAVISION, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2000, the statements of operations for the three and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 1999 is derived from audited financial statements at that date.

     Results for three and six-months ended June 30, 2000 and 1999 are not necessarily indicative of results for any other interim period or for any year.

2. Net Loss Per Common Share

     Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes common stock equivalents as their effect would be antidilutive. For the periods ended June 30, 2000 and 1999 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at net loss applicable to common stockholders. Options and warrants to purchase 1,877,050 and 55,492 shares of common stock were outstanding at June 30, 2000 but were not included in the computation of diluted net loss per share as the Company incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

3. Inventory

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's inventory was composed of the following (in thousands):

                                                       June 30,  December 31,
                                                        2000        1999
                                                   --------------------------
          Raw materials.........................       $  591      $1,168
          Finished goods........................        1,976       1,235
                                                       ------      ------
           Total................................       $2,567      $2,403
                                                       ======      ======

4.   Available-for-sale investments

     The Company's available-for-sale investments at June 30, 2000 were composed of the following (in thousands):

                                                                                Gross Unrealized         Estimated
                                                                  Cost                Gains             Fair Value
                                                            -----------------   -----------------   -----------------
Money market Instruments...............................          $ 2,397               $--                $ 2,397
Certificates of deposit................................              170                --                    170
Commercial paper.......................................            7,937                18                  7,955
Auction rate preferred stock...........................            5,100                --                  5,100
Corporate debt securities..............................           12,575                --                 12,575
                                                            -----------------   -----------------   -----------------
Available-for-sale investments.........................           28,179                18                 28,197
Included in cash & cash equivalents....................           22,909                --                 22,909
                                                            -----------------   -----------------   -----------------
Included in available for sale  investments............          $ 5,270               $18                $ 5,288
                                                            =================   =================   =================

     All available-for-sale investments mature within one year. Gross realized gains and losses were not significant during the six-month periods ended June 30, 2000 and 1999.

     At December 31, 1999, the Company's investments were composed of the following (in thousands):

                                                                                Gross Unrealized         Estimated
                                                                  Cost                Gains             Fair Value
                                                            -----------------   -----------------   -----------------
Money market Instruments...............................          $ 4,128               $ --               $ 4,128
Certificates of deposit................................              170                 --                   170
Commercial paper.......................................           17,568               $101                17,669
Short-term notes.......................................            5,042                 --                 5,042
Auction rate preferred stock...........................            2,325                 --                 2,325
Corporate debt securities..............................           20,181                 --                20,181
                                                            -----------------   -----------------   -----------------
Available-for-sale investments.........................           49,414                101                49,515
Included in cash & cash equivalents....................           42,996                 --                42,996
                                                            -----------------   -----------------   -----------------
Included in available for sale  investments............          $ 6,418               $101               $ 6,519
                                                            =================   =================   =================

5. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows
(in thousands):

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                    ---------------------------
                                                                                                        2000           1999
                                                                                                    ---------------------------
          Net loss..............................................................................      $(20,149)     $(12,921)
          Change in unrealized gain on available-for-sale investment............................           (83)           --
          Foreign currency translation adjustment...............................................            (1)           --
                                                                                                    ---------------------------
               Total comprehensive loss.........................................................      $(20,233)     $(12,921)
                                                                                                    ===========================


Accumulated other comprehensive income presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments and the cumulative foreign currency translation adjustment.

6. Recent Accounting Interpretations

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We are required to apply the guidance in SAB 101 to our financial statements no later than the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the 6 following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

Overview

     Since our founding in November 1986, KeraVision has been engaged in the research and development of technologies for surgical correction of vision disorders. Although we have been selling our product since 1996, we expect to continue to incur substantial losses until sufficient revenues can be generated to offset expenses. Given the uncertainties in developing a market for a new product, we may not be able to achieve or sustain significant revenue or revenue growth in the foreseeable future. Furthermore, we expect our overall expenses could increase as our sales and marketing activities grow.

     On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment of mild myopia in the range of -
1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism. We are currently conducting a Phase III clinical trial to expand our approved range of indication for myopia to include -0.75 to -1.0 diopter and -3.1 to -4.5 diopters. In May 1998, we began limited commercial sales in Canada following regulatory approval to sell Intacs to treat myopia in the range of -1.0 to -5.0 diopters. In late 1996, we were granted the right to affix the CE mark on Intacs for myopia which allows KeraVision to sell products to treat myopia in the range of -1.0 to -5.0 diopters in European Union countries. KeraVision has also signed distributor agreements in a number of other countries including Korea, Singapore, Hong Kong, South Africa, and the Middle East to begin limited training and market development in other countries.

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

Results of Operations

   Three Months Ended June 30, 2000 and 1999

     Net sales decreased 82 percent or $3.2 million to $707,000 for the second quarter ended June 30, 2000 as compared to the $3.9 million in revenues for the same quarter a year ago. As a result of the reduction in new surgeon training, training-related surgeon kit sales were down from the second quarter of 1999. The change in revenue reflects a transition towards building on-going sales from Intacs procedures, the focus in the first half of 2000, and away from initial sales of surgeon startup kits, which was the focus in 1999 following FDA approval in April 1999. Each kit includes two sets of proprietary instruments to perform the Intacs placement procedure and a supply of 18 Intacs corneal ring segments. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments. Significant growth of our net sales will be dependent upon our ability to sell Intacs in increasing volumes. For the three months ended June 30, 2000, net sales benefited from a favorable change in estimate related to sales return reserves.

     Cost of sales and manufacturing expenses totaled $1.4 million in the three-month period ended June 30, 2000 as compared to $3.0 million in the comparable prior year period. The decrease in cost of sales and manufacturing expenses primarily reflected lower variable costs as a result of lower net sales.

     Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended June 30, 2000 were $2.2 million, an increase of $64,000 from the three-month period ended June 30, 1999. The slight increase is primarily due to expenses associated with the Phase III clinical trial on expanded treatment ranges.

     Selling, general and administrative expenses of $7.8 million were incurred in the three-month period ended June 30, 2000, an increase of $3.6 million from the $4.2 million incurred in the comparable prior year period. The increase is primarily due to increased staffing and marketing efforts related to market development in the U.S. which included the development of a new website and advertising. The Company expects sales and marketing expenses could continue to increase as further investments in marketing our product in the United States are incurred.

     Interest income and other, net was $574,000 for the three-month period ended June 30, 2000, as compared to $14,000 in the comparable prior year period. Interest income increased due to the short-term investment of proceeds from the secondary public offering completed on August 17, 1999. Interest expense remained relatively consistent with the comparable prior year period, increasing $15,000 to $273,000 for the three-month period ended June 30, 2000.

Six months ended June 30, 2000 and 1999

     Net sales for the six-month period ended June 30, 2000 totaled $1.7 million, a decrease of $2.7 million from $4.4 million for the six-month period ended June 30, 1999. As part of the reduction in new surgeon training, training-related surgeon kit sales were down from the from the six-month period ended June 30, 1999, which resulted in a reduction in revenues period-over-period of $2.7 million.

     Cost of sales and manufacturing expenses totaled $3.3 million in the 2000 period as compared to $4.6 million in the 1999 period. The decrease in cost of sales and manufacturing expenses reflected primarily lower variable costs as a result of lower net sales.

     Research and development expenses, which include clinical and regulatory expenses, for the 2000 period were $4.6 million, which represented an increase of $0.4 million from the 1999 period. The increase was primarily due to expenses associated with the Phase III clinical trial on expanded treatment.

     Selling, general and administrative expenses were $14.5 million in the 2000 period, which represented an increase of $6.4 million from the 1999 period, primarily due to increased marketing efforts related to market development in the U.S.

     Interest income and other, net was $1,170,000 for the six-month period ended June 30, 2000, as compared to $(5,000) in the comparable prior year period. Interest income increased due to the short-term investment of proceeds from the secondary public offering completed on August 17, 1999. Interest expense increased $239,000 to $549,000 for the six-month period ended June 30, 2000. The increase was primarily due to the increase in average short-term debt balances.

Liquidity and Capital Resources

     KeraVision has financed its operations since incorporation primarily through its public offerings, private sales of preferred stock, interest income, equipment financing arrangements and the May 1999 acquisition of Transcend Therapeutics and its net cash balance of $8.5 million. Cash used in operating activities for the first six months of 2000 increased to $19.0 million from $11.9 million in the comparable period of the prior year. The use of cash for operating activities was primarily affected by an increase in net loss reflecting increased selling, general and administrative, and research and development expenses. Cash and investments were approximately $30.3 million at June 30, 2000. Capital expenditures for the first six months of 2000 and 1999 were $686,000 and $809,000, respectively.

     The Company believes it has the financial resources to meet business requirements through at least December 31, 2000. The Company's future cash requirements, however, may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. In addition, we anticipate that we will need to obtain additional funds in the near future to continue our business operations. We cannot assure you that we will be able to obtain additional sources for funding our business operations when necessary, and we cannot assure you that other sources of funding, if any, will be available on terms favorable or acceptable to KeraVision. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop and that such efforts would impact our future results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     KeraVision is exposed to financial market risks from changes in interest rates related to our investment portfolio, short-term debt, and capital lease obligations. To mitigate these risks, we invest in debt instruments that meet high credit quality standards and we further limit the amount of credit exposure to any one issue, issuer, or type of instrument. KeraVision also limits the maturity of debt investments to one year or less. KeraVision does not utilize derivative financial instruments. As of June 30, 2000, we held $30.3 million of interest rate sensitive investments in debt securities. The interest rate exposure of the investments is partially offset by $6.0 million of short-term debt and capital lease obligations outstanding as of June 30, 2000. A hypothetical 1% increase in interest rates would result in a decrease in the net fair value of the interest rate sensitive securities of less than $20,000 as of June 30, 2000. This estimate is based on sensitivity analyses performed on our financial positions at June 30, 2000. Actual results may differ materially.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities

The Company sold no unregistered securities during the period but did issue 11,352 additional shares of its Series B Convertible Preferred Stock to holders of Series B Convertible Preferred Stock as a stock dividend for the previous quarter. These dividend shares were not registered under the Securities Act of 1933, because their issuance did not constitute a sale under the Securities Act of 1933. The shares issued have the same conversion and other rights as the originally issued shares of Series B Convertible Preferred Stock. On July 5, 2000, the holder of a majority of the outstanding shares of Series B Convertible Preferred Stock notified the Company of its election to set the conversion price of the Series B shares at $5.74 per share pursuant to the provisions of the Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

     1. The 2000 Annual Meeting of Stockholders of the Company was held pursuant to notice at 9:00 a.m., Pacific Time on May 17, 2000 at the Embassy Suites, 901 East Calaveras Blvd., Milpitas, California. There were present at the meeting, in person or represented by the proxy, the holders of 16,370,744 shares of Common Stock, including the holders of shares of Series B Preferred stock who vote on an as-converted basis, or 87% of the total outstanding and voted in the following manner:

     (a) As listed below, all of Company's nominees for directors were elected at the meeting:

                                              No. of Common       No. of Common
Name of Nominee                               Votes in Favor      Votes Withheld
---------------                               --------------      --------------
  Lawrence A. Lehmkuhl......................    15,820,386           550,358
  Peter L. Wilson...........................    15,821,656           549,088

     (b) Approval of the Amendment to the 1995 Stock Option Plan was ratified and approved with 14,795,972 shares voting in favor, 1,471,490 shares voting against and 103,282 shares abstaining.

     (c) Approval of the Amendment of the 1995 Stock Option Plan to provide grants of restricted stock was ratified and approved with 14,662,314 shares voting in favor, 1,578,337 shares voting against and 130,093 shares abstaining.

     (c) Approval of the Amendment of the Company's 1995 Directors' Stock Option Plan was ratified and approved with 14,700,784 shares voting in favor, 1,537,446 shares voting against and 132,514 shares abstaining.

     (d) Approval of the Amendment of the 1995 Directors' Stock Option Plan was ratified and approved with 14,494,109 shares voting in favor, 1,759,437 shares voting against and 117,198 shares abstaining.

     (f) The appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified and approved with 16,046,790 shares voting in favor, 249,438 shares voting against and 74,516 shares abstaining.

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

27.1 Financial Data Schedule (filed via the EDGAR system)

(b) The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2000:

Date of Report      Items Reported      Financial Statements Filed
May 23,  2000       5,7                           None
May 5, 2000         5,7                           None
April 19, 2000      5,7                           Yes

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KeraVision, Inc.


                              By:  /s/ Mark Fischer-Colbrie
                                   ---------------------------------------------
                                   Mark Fischer-Colbrie
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

Date: August 10, 2000