Form 10-K/A
period 1999-12-31
KERAVISION INC /DE/
filed 2000-10-13
CIK 946154

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
                        -------------------------------

                                   FORM 10-K/A

                               (Amendment No. 1)

                        -------------------------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________to _________

                        Commission file number 0-26208

    KERAVISION, INC. (Exact name of registrant as specified in its charter)




             Delaware
   (State or Other Jurisdiction of                         77-0328942
   Incorporation or Organization)           (IRS Employer Identification Number)



                              48630 Milmomt Drive

         Fremont, CA    94538 (Address of principal executive offices)

       Registrant's telephone number, including area code (510) 353-3000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market was approximately $101,526,929 as of March 21, 2000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 18,860,632 shares of Registrant's Common Stock issued and outstanding as of March 21, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     KeraVision, Inc. hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, originally filed with the Securities and Exchange Commission on March 28, 2000, as follows:

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Form 10-K is incorporated by reference from the Registrant's proxy statement for the 2000 Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 14, 2000.

                               KERAVISION, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                    PART I

Item 1. Business..........................................................   3

Item 2. Properties........................................................  16

Item 3. Legal Proceedings.................................................  16

Item 4. Submission of Matters to a Vote of Security Holders...............  16

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..........................................................  17

Item 6.  Selected Financial Data..........................................  17

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  18

Item 7A. Market Risk Disclosure...........................................  21

Item 8.  Financial Statements and Supplementary Data......................  21

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  21

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...............  22

Item 11. Executive Compensation...........................................  22

Item 12. Security Ownership of Certain Beneficial Owners and Management...  22

Item 13. Certain Relationships and Related Transactions...................  22

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  23

Signatures................................................................  25

2 of 40

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

     We have positioned our Intacs technology to address the growing market for refractive surgery by offering an alternative to laser-based vision correction. While laser-based technologies require the permanent removal of corneal tissue, Intacs can be removed if desired. Patients' refractions return generally to pre-operative levels by three months following removal, in most instances. We believe that Intacs technology offers several potential benefits to patients including:

   . long-term, convenient vision correction with predictable results

   . rapid visual recovery

   . a simple, minimally invasive out-patient procedure with minimal post-operative pain in most cases

   . easy to remove and replace in an outpatient procedure.

3 of 40

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

     In both PRK and LASIK, a laser is used to permanently remove tissue within the central optical zone to reshape the cornea, with the amount of tissue to be removed based upon the level of intended change sought. In PRK, the top layer of the central cornea, known as the epithelium, is manually removed to expose the stromal tissue. The patient is then asked to fixate on a light to minimize eye movement while the laser removes or ablates tissue from the stromal tissue in the central

4 of 40
area of the cornea. While vision improvement is achieved, PRK depends in part on a healing response to reach the desired level of flattening of the cornea, which generally occurs over a three-month period, although the cornea may continue to reshape itself over a 12 to 15-month period. The equipment required to conduct this procedure is significantly more expensive than the equipment required for use in RK. Because PRK, like RK, surgically alters tissue in the central optical zone, haze, halos, reduced night vision and other vision problems have been observed in patients who have undergone the PRK procedure.

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

     KeraVision believes that Intacs provide the following potential benefits for the treatment of myopia:

   . Long term, convenient vision correction with predictable results. Intacs provide a predictable long-term correction of mild myopia in a form more convenient than eyeglasses or contacts lenses and without the risks associated with laser alternatives that permanently remove tissue from the cornea.

   . Rapid visual recovery. Patients achieve significant vision improvements almost immediately. U.S. clinical trials showed that 81% of patients achieved vision of 20/40 or better within 24 hours and 92% of patients achieved vision of 20/40 or better within 30 days.

   . A simple, minimally invasive outpatient procedure with minimal post-operative pain in most cases. The Intacs corneal ring segment placement procedure was designed to promote ease of surgery utilizing standard instrumentation, with minimal trauma to the eye, and can typically be performed in less than 15 minutes. Post-operative pain experienced in the clinical trials was modest in most cases and was typically treated with only non-prescription pain relievers.

   . Easy to remove and replace. Intacs can be easily removed in a brief, outpatient procedure. When removed during clinical trials, the patients' refractions returned to approximately the same level as measured prior to the Intacs placement by three months following removal, in most cases.

Intacs and Instruments

     On April 9, 1999, KeraVision obtained FDA approval to distribute and sell Intacs in the United States for the treatment

5 of 40
of mild myopia in the range of-1.0 to -3.0 diopters in patients who are 21 years of age or older, who have a stable refraction and who have up to +1.0 diopter of astigmatism.

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

Clinical Trials Results

     Myopia. Since 1991, ophthalmic surgeons have utilized Intacs technology for the treatment of myopia in 1,956 patient eyes in clinical trials conducted in the United States and throughout the world. KeraVision's clinical trials have been designed to demonstrate the safety and efficacy of Intacs and the safety of the surgical procedure used to insert Intacs. The safety and efficacy of Intacs was evaluated using standard ophthalmic techniques. KeraVision initiated clinical trials using the initial design of Intacs in 1991 in both the United States and Brazil. In September 1994, KeraVision completed enrollment of a 90-patient FDA Phase II myopia trial using the initial design of Intacs. In September 1996, KeraVision completed enrollment of the group of 150 U.S. Phase II myopia patients with a modified design of Intacs. In November 1996, KeraVision initiated an expanded Phase II myopia trial involving 59 patient eyes to evaluate moderate myopia (-3.5 to -5.0 diopters). In October 1996, KeraVision received FDA approval to commence a ten-center, 360-patient Phase III clinical trial for myopia in the United States and began that trial in December 1996. KeraVision completed the enrollment for the trial in May 1997. Our initial Pre-Market Approval (PMA) application was based on data from the PMA cohort, a group of 452 patients enrolled in the Intacs Phase II and Phase III clinical trials. Three thicknesses (0.25, 0.30 and 0.35mm) of Intacs were evaluated. Intacs were successfully placed in 449 eyes out of 454 surgical attempts. After 12 months of follow-up, data were available for 97.6% of the PMA cohort patients. In January 1998, KeraVision received FDA approval to expand the Phase III trial to evaluate three additional thicknesses (0.21, 0.40, and 0.45 mm). This approval permitted KeraVision to implant Intacs into one eye of each of 120 patients (40 patient eyes for each thickness), but required KeraVision to obtain additional approval from the FDA before implanting the second eye in those patients or enrolling any additional patients. In 82 of the enrolled 118 patients, KeraVision inadvertently implanted Intacs into the patients' second eye prior to obtaining the required approval. In July 1999, KeraVision reported these unauthorized implantations in the patients' second eye to the FDA in a filing that requested permission to enroll an additional 240 patients and approval to implant the second eyes of the 118 patients already enrolled. In August 1999, the FDA approved the proposed

6 of 40
supplement. KeraVision has also conducted two myopia clinical trials in Europe. The results from these trials are comparable with KeraVision's clinical trials in the United States. In addition, KeraVision is conducting a trial for myopia in Singapore.

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

Marketing and Sales

United States

     Our U.S. marketing roll-out objective is to gain acceptance of Intacs by both ophthalmic surgeons and consumers. We have established two distribution channels to begin the initial marketing efforts to the estimated 8,000 ophthalmic surgeons, of which an estimated 2,000 are currently performing refractive surgery. The first channel is our direct sales force. We have added refractive surgery business specialists and manufacturers' representatives to market directly to

7 of 40
ophthalmic surgeons. The second channel involves our accessing the use of refractive surgery provider groups. These groups have emerged primarily to market laser- based refractive surgery procedures. We have signed purchasing or distribution agreements with Laser Vision Centers, Inc., NovaMed Eyecare, Inc., ARIS Vision and Vision America giving us access to approximately 600 ophthalmic surgeons affiliated with these groups.

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

     From information obtained in the course of conducting the training sessions and from consumer marketing studies, KeraVision determined that the overall refractive surgery market in France and Germany was significantly less than that of the United States on a per capita basis, and that the refractive surgery markets in those countries do not appear to be growing at a substantial rate, if at all. This lack of growth may be related in part to the lack of a delivery or referral

8 of 40
channel whereby potential patients can easily reach the ophthalmic surgeon, rather than the non-surgical ophthalmologists and opticians who may tend to recommend that a patient not consider refractive surgery. Further, restrictions on direct broad scale advertising hinders the expansion of consumer awareness of refractive surgery. It is expected that because of these and other factors the refractive surgery market and the market for Intacs will be slow to develop in Europe. KeraVision, however, is seeking to expand its reach to other European countries by adding additional distributors. KeraVision has concluded agreements with distributors in Spain, Switzerland, the Benelux region, Greece, and the United Kingdom. KeraVision has also updated its agreement with its Italian distributor.

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

Research and Development

     KeraVision has been engaged in the research and development of Intacs technology since its inception in 1986. The development effort has incorporated both extensive clinical testing as well as laboratory testing to determine the effect of various configurations and insertion techniques for Intacs technology. Some of the analytical techniques employed include computer modeling using finite element analysis, optical ray tracing and various corneal topography measurement instruments. These approaches aid in determining the expected change in the shape of the cornea, the pattern of light distribution through the cornea and curvature of the cornea achieved with various designs. The analytical approaches are used in conjunction with information determined from both feasibility studies and expanded clinical trials to determine the

9 of 40
best design to move forward in the testing cycle. For each of the years ended December 31, 1999, 1998 and 1997 our expenditures for research and development were approximately $8.8 million, $11.4 million, and $10.8 million, respectively.

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

     Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Intacs are regulated by the FDA as a class III device. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing and labeling.

10 of 40

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

European Government Regulation and Product Testing

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing approval may be subject to FDA export permit requirements. As KeraVision begins to sell products in additional foreign markets it will be required to obtain an FDA export permit and comply with foreign regulations for each of these markets. A delay in obtaining the necessary approvals or failing to comply with regulatory

11 of 40
requirements could have a material adverse effect on KeraVision's business, financial condition and results of operations.

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

12 of 40

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

     KeraVision will be required to commit substantial resources to establish production, marketing and sales capabilities to successfully commercialize Intacs. In addition, KeraVision will be required to commit additional resources to conduct the research and development, clinical studies and regulatory activities necessary to bring additional products to market. We currently anticipate that cash from operations will be sufficient to fund KeraVision's operations at least through December 31, 2000. We will be required to seek additional sources for funding our business operations, and we cannot assure you that other sources of funding will be available when needed or available on terms favorable

13 of 40
or acceptable to KeraVision. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop. These actions would adversely affect our ability to execute our business plan.

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

     Our sole supplier of polymethylmethacrylate (PMMA), the polymer raw material used in manufacturing Intacs, no longer provides the particular material we use for Intacs, and has notified us that the material may be purchased by special order only. We currently have what we estimate is at least a three-year supply of PMMA. We have not yet made arrangements to obtain additional PMMA beyond this supply. We have stored our current supply of PMMA in two separate locations. Should the PMMA at either or both of these locations be damaged or destroyed, our ability to continue to manufacture and distribute Intacs or additional products may be seriously impaired. We would be required to find an alternate source of PMMA or a similar polymer material, or commence manufacturing the raw material ourselves. We would need to obtain FDA regulatory approval for the use of new raw materials in any of our products or to qualify a new PMMA supplier. If we elected to manufacture PMMA ourselves, we would need to establish manufacturing facilities for this purpose, hire additional personnel, and obtain additional regulatory approvals, processes which could take up to several

14 of 40
years and require additional expenditures. We cannot assure you that:

  .  our supplier will be able to fulfill future special orders for PMMA;

  .  interruptions in supplies will not occur in the future;

  . we will be able to obtain a new source for the supply of PMMA or establish facilities to manufacture PMMA, both of which would require approval of additional regulatory submissions; or

  .  our current supply will last as long as we anticipate.

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

     These companies and institutions represent significant long-term competition for KeraVision. In comparison to KeraVision, they may have:

  .  substantially greater resources and better facilities;

  . larger research and development staffs and more experience in research and development;

  .  more experience in preclinical and human clinical studies;

  .  more experience obtaining regulatory approval;

  .  more experience manufacturing medical device products; and

  . more experience in marketing, selling and developing a market for medical device products.

     Moreover, several companies are developing other non-laser approaches to vision correction, including the use of radio frequency energy to reshape the cornea, phakic intraocular lenses, and the use of enzymes to alter the shape of the cornea. See "Business--Competition."

15 of 40

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

16 of 40

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

      The Company has not historically paid cash dividends. The Company does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                                           Year Ended December 31,
(in thousands, except per      ------------------------------------------------
  share data)                    1999      1998      1997      1996      1995
-----------------------------  --------  --------  --------  --------  --------
Consolidated Statement of
Operations Data

Net sales..................... $ 10,494  $    835  $    355  $    137   $   --

Costs and expenses:
 Cost of sales and
  manufacturing expense.......    9,945     4,386     3,701       319        --
 Research and development.....    8,844    11,356    10,774    10,888     6,527
 Selling, general and
  administrative..............   19,491     9,693     6,405     3,930     1,725
                               --------  --------  --------  --------   -------
Total costs and expenses......   38,280    25,435    20,880    15,137     8,252
                               --------  --------  --------  --------   -------
Operating loss................  (27,786)  (24,600)  (20,525)  (15,000)   (8,252)
Interest income and
  other, net..................    1,377       683     1,303     2,146     1,203
Interest expense..............     (935)     (120)     (174)      (25)      (57)
                               --------  --------  --------  --------   -------
Net loss...................... ($27,344) ($24,037) ($19,396) ($12,879)  ($7,106)
                               ========  ========  ========  ========   =======

Net loss applicable to
  common stockholders......... ($28,847) ($27,414) ($19,396) ($12,879)  ($7,106)
                               ========  ========  ========  ========   =======
Basic and diluted net loss
  per share applicable to
  common stockholders.........   ($1.88)   ($2.16)   ($1.55)   ($1.04)   ($1.05)
Shares used in calculation
  of net loss per share.......   15,343    12,686    12,528    12,342     6,757




                               --------- ---------------------------------------
(in thousands)                   1999      1998      1997      1996      1995
-----------------------------  --------- --------- --------- --------- ---------
Consolidated Balance Sheet Data
Cash, cash equivalents

  and available-for-sale
  investments.................  $49,770    $7,728   $14,113   $32,065   $44,703
Working capital...............   42,769     4,915    11,820    30,435    43,205
Total assets..................   57,139    11,981    17,345    35,485    45,919
Capital lease
  obligations, noncurrent.....    1,030       821       850       793       114
Redeemable convertible

  preferred stock.............   16,964    17,489       --        --        --
Accumulated deficit........... (118,939)  (90,092)  (62,678)  (43,282)  (30,403)
Total stockholders' equity
  (net capital deficiency)....   28,013   (10,650)   12,937    31,765    44,035

17 of 40

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

18 of 40

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

19 of 40

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

20 of 40

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

21 of 40

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

22 of 40

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

Report Date: December 23, 1999
Item 5. Other Events
KeraVision Announces Preliminary Fourth Quarter Revenues and 1999 Procedure Volume.

Report Date: October 29, 1999
Item 5. Other Events
KeraVision Reports Two-Year Clinical Results for Intacs - Correction of Myopia is Stable.

Report Date: October 21, 1999
Item 5. Other Events
KeraVision Reports Record Revenues for 3rd Quarter.

(c) (3) The following exhibits are filed as part of this reports:

23 of 40

Exhibit
 Number   Description
-------   -------------------------------------------------------------------
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

----------------
(1) Incorporated by reference to identically numbered exhibits filed in Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-92880), which became effective on July 27, 1995.

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

24 of 40

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fremont, California on this 28th day of March 2000.

----------------
KeraVision, INC.

----------------------------
By:  /s/Mark Fischer-Colbrie

------------------------------------------------------
------------------------------------------------------
Mark Fischer-Colbrie

------------------------------------------------------
Vice President, Finance and
Administration, Chief Financial Officer and Assistant
Secretary (Principal Financial and Accounting Officer)

25 of 40

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

26 of 40

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
KeraVision, Inc.

     We have audited the accompanying consolidated balance sheets of KeraVision, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, and redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 4, 2000, the Company, as discussed in Note 1, has experienced a decrease in revenues and an increase in operating expenses that has adversely affected the Company's liquidity. Note 1 describes management's plans to address these issues.

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

  -----------------
  Ernst & Young LLP

February 4, 2000, except for the third paragraph of Note 1, as to which the date is October 10, 2000.
San Jose, California

27 of 40

                               KeraVision, INC.
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                                           December 31,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------
                     ASSETS

Current assets:
  Cash and cash equivalents.......................     $43,251       $1,449
  Available- for- sale investments................       6,519        6,279
  Accounts receivable.............................         567          365
  Inventory.......................................       2,403          427
  Prepaid expenses and other current assets.......       1,161          716
                                                     ----------   ----------
Total current assets..............................      53,901        9,236
                                                     ----------   ----------
Property and equipment, at cost:
  Manufacturing and laboratory equipment..........       4,826        3,709
  Office furniture and fixtures...................         638          597
  Leasehold improvements..........................         819          636
                                                     ----------   ----------
                                                         6,283        4,942
Accumulated depreciation and amortization.........      (3,679)      (3,102)
                                                     ----------   ----------
  Net property and equipment......................       2,604        1,840
Other assets......................................         634          905
                                                     ----------   ----------
Total assets......................................     $57,139      $11,981
                                                     ==========   ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................      $2,282       $1,742
  Accrued payroll and related expenses............       1,172          581
  Accrued clinical trial costs....................       1,674        1,282
  Other accrued liabilities.......................         792          204
  Current portion of capital lease obligations....         685          512
  Short-term debt.................................       4,527           --
                                                     ----------   ----------
Total current liabilities.........................      11,132        4,321

Capital lease obligations.........................       1,030          821

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

28 of 40

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

                            See accompanying notes.

29 of 40

Consolidated Statements of Redeemable Convertible
                      Preferred stock and stockholders' Equity 9Net Capital def
                           (In thousands, except share and per share amounts)

                                                                                                                       Accumu-
                                                Redeemable                                                              lated
                                               Convertible                                    Addi-                     Other
                                             Preferred Stock             Common Stock         tional       Deferred    Compre-
                                             -------------------   -----------------------    Paid-in      Compen-     hensive
                                              Shares     Amount       Shares      Amount      Capital      sation      Income
                                             --------- ---------   -----------  ---------- ------------ ------------ ---------
Balance at December 31, 1996 .............      --      $     --    12,444,802    $   12    $  76,114    ($  328)    $   17
Net loss..................................      --            --          --          --           --         --         --
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
   investments............................      --            --          --          --           --         --         26
 Foreign currency translation
   adjustments............................      --            --          --          --           --         --          1
 Comprehensive income (loss) ............
 Issuance of common stock upon exercise
   of options.............................      --            --       148,844         1          426         --         --
 Amortization of deferred compensation....      --            --          --          --           --        149         --
 Accrued interest on notes receivable
   from stockholders .....................      --            --          --          --           --         --         --
                                          ----------    ----------   --------   ---------   ---------     ------      -----

Balance at December 31, 1997 .............      --            --    12,593,646        13       76,540       (179)        44
Net loss .................................      --            --          --          --           --         --         --
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
   investments ...........................      --            --          --          --           --         --        (42)
 Foreign currency translation
   adjustments ...........................      --            --          --          --           --         --        107
 Comprehensive income (loss) ............
 Issuance of common stock upon exercise
   of options ............................      --            --       183,274        --          598         --         --
 Issuance of redeemable convertible
   series B preferred stock, net of
   issuance costs ........................   562,500        14,112        --          --        2,531         --         --
 Accretion of dividends on preferred
   stock .................................      --             150        --          --           --         --         --
 Dividends on preferred stock to be
   distributed ...........................      --             696        --          --           --         --         --
 Dividends on series B preferred stock
   issuance related to deemed deividend...      --           2,531        --          --           --         --         --
 Amortization of deferred compensation....      --            --          --          --           --        149         --
 Forgiveness of notes receivable from
   stockholders, net of accrued interes...      --            --          --          --           --         --         --
 Accrued interest on notes receivable
   from stockholders .....................      --            --          --          --           --         --         --
 Compensation expense related to
   employee stock activity ...............      --            --          --          --          493         --         --
                                          ----------    ---------- ----------   ---------   ---------     ------      -----

Balance at December 31, 1998 .............   562,500        17,489  12,776,920        13       80,162        (30)       109
Net loss .................................      --            --          --          --           --         --         --
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
   investments ...........................      --            --          --          --           --         --         99
 Foreign currency translation
   adjustments ...........................      --            --          --          --           --         --         (2)
 Comprehensive income (loss) ............
 Issuance of common stock under
   employee stock plans ..................      --            --       148,972        --          951         --         --
 Conversion of redeemable convertible
   series B preferred stock ..............   (66,273)       (2,028)    265,092        --        2,028         --         --
 Accretion of dividends on preferred
   stock .................................      --             258        --          --           --         --         --
 Dividends on preferred stock ............    56,581         1,245        --          --           --         --         --
 Issuance of common stock for
   acquisition of Transcend ..............      --            --       978,498         1        7,831         --         --
 Issuance of common stock in
   secondary offering ....................      --            --     4,600,000         5       55,610         --         --
 Issuance of warrants related
   to short-term debt ....................      --            --          --          --          661         --         --
 Compensation expense related to
   employee stock activitiy ..............      --            --          --          --          305         --         --
 Amortization of deferred compensation....      --            --          --          --           --         30         --
 Repayment of notes receivable from
   stockholders ..........................      --            --          --          --           --         --         --
 Accrued interest on notes receivable
   from stockholders .....................      --            --          --          --           --         --         --
                                          ----------    ----------  ----------   ---------   --------     ------      -----
Balance at December 31, 1999 .............   552,808    $   16,964  18,769,482   $    19     $147,548     $    0      $ 206
                                          ==========    ==========  ==========   =========   ========     ======      =====

                                                                                   Total
                                                                         Notes     Stock-
                                                                        Receiv-   holders'
                                                                         able      Equity
                                                          (Accumu-       from      (Net
                                                          lated          Stock-    Capital
                                                          Deficit)      holders   Deficiency)
                                                        -----------    ---------  -----------

   .......................................
Balance at December 31, 1996 .............              ($  43,282)       ($ 768)   $ 31,765
Net loss .................................                 (19,396)         --       (19,396)
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
   investments ...........................                    --            --            26
 Foreign currency translation
   adjustments ...........................                    --            --             1
 Comprehensive income (loss) .............                                         ($ 19,369)
 Issuance of common stock upon exercise
   of options ............................                    --            --           427
 Amortization of deferred compensation....                    --            --           149
 Accrued interest on notes receivable
   from stockholders .....................                    --             (35)        (35)
                                                        ----------    ----------  ----------

Balance at December 31, 1997 .............                 (62,678)         (803)     12,937
Net loss .................................                 (24,037)         --       (24,037)
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
   investments ...........................                    --            --           (42)
 Foreign currency translation
   adjustments ...........................                    --            --           107
 Comprehensive income (loss) .............                                         ($ 23,972)
 Issuance of common stock upon exercise
   of options ............................                    --            --           598
 Issuance of redeemable convertible
   series B preferred stock, net of
   issuance costs ........................                    --            --         2,531
 Accretion of dividends on preferred
   stock .................................                    (150)         --          (150)
 Dividends on preferred stock to be
   distributed ...........................                    (696)         --          (696)
 Dividends on series B preferred stock
   issuance related to deemed deividend...                  (2,531)         --        (2,531)
 Amortization of deferred compensation....                     --           --           149
 Forgiveness of notes receivable from
   stockholders, net of accrued interes...                     --             46          46
 Accrued interest on notes receivable
   from stockholders .....................                     --            (55)        (55)
 Compensation expense related to
   employee stock activity ...............                     --           --           493
                                                        ----------    ----------  ----------

Balance at December 31, 1998 .............                 (90,092)         (812)    (10,650)
Net loss .................................                 (27,344)         --       (27,344)
Other comprehensive income, net of tax:
 Change in unrealized gain (loss) on
   investments ...........................                    --            --            99
 Foreign currency translation
   adjustments ...........................                    --            --            (2)
 Comprehensive income (loss) .............                                         ($ 27,247)
 Issuance of common stock under
   employee stock plans ..................                    --            --           951
 Conversion of redeemable convertible
   series B preferred stock ..............                    --            --         2,028
 Accretion of dividends on preferred
   stock .................................                    (258)         --          (258)
 Dividends on preferred stock ............                  (1,245)         --        (1,245)
 Issuance of common stock for
   acquisition of Transcend ..............                    --            --         7,832
 Issuance of common stock in
   secondary offering ....................                    --            --        55,615
 Issuance of warrants related
   to short-term debt ....................                    --            --           661
 Compensation expense related to
   employee stock activitiy ..............                    --            --           305
 Amortization of deferred compensation....                    --            --            30
 Repayment of notes receivable from
   stockholders ..........................                    --              35          35
 Accrued interest on notes receivable
   from stockholders .....................                    --             (44)        (44)
                                                        ----------    ----------  ----------
Balance at December 31, 1999 .............              ($ 118,939)       ($ 821)   $ 28,013
                                                        ==========    ==========  ==========

30 of 40

                               KeraVision, INC.
                     Consolidated Statements Of Cash Flows
                     Decrease in cash and cash equivalents
                                (in thousands)


                                                     Year Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 -------   -------   --------
Cash flows from operating activities:
 Net loss....................................... ($27,344) ($24,037) ($19,396)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation..................................      797       704       652
  Amortization of debt discount.................      188        --        --
  Issuance of stockholders' notes...............       --      (776)       --
  Payment on stockholders' notes................       35        --        --
  Interest receivable on stockholders' notes....      (44)      (76)      (35)
  Expenses related to employee stock activity,
   including amortization of deferred
   compensation.................................      335       688       149
  Changes in operating assets and liabilities:
     Accounts receivable........................     (202)     (239)       11
     Inventory..................................   (1,976)     (152)      225
     Prepaid expenses and other current assets..     (445)      276      (204)
     Other assets...............................      271       (10)       49
     Accounts payable...........................      540       653       116
     Other accrued liabilities..................    1,571       (47)      504
                                                 --------   -------   -------
   Net cash used in operating activities........  (26,274)  (23,016)  (17,929)
                                                 --------   -------   -------
Cash flows from investing activities:

 Purchases of available-for-sale investments....  (11,457)  (22,214)  (20,620)
 Sales of available-for-sale investments........    5,815    25,210    11,408
 Maturities of available-for-sale investments...    5,499     2,201    21,474
 Capital expenditures...........................   (1,561)     (675)     (545)
                                                 --------   -------   -------
   Net cash provided by (used in)
      investing activities......................   (1,704)    4,522    11,717
                                                 --------   -------   -------
Cash flows from financing activities:
 Principal payments under capital
  lease obligations.............................     (564)     (480)     (427)
 Proceeds from sales-leaseback of
  capital equipment.............................      946       608       495
 Proceeds from issuance of short-term debt
  and warrants..................................    5,000        --        --
 Proceeds from common stock offering, net.......   55,615        --        --
 Proceeds from acquisition of Transcend, net....    7,832        --        --
 Proceeds from issuance of equity securities
 under employee stock plans.....................      951       598       427
 Proceeds from issuance of redeemable
  convertible series B preferred stock,
  net of issuance costs.........................       --    16,643        --
                                                 --------   -------   -------
   Net cash provided by financing activities....   69,780    17,369       495
                                                 --------   -------   -------
Net increase (decrease) in cash and
 cash equivalents...............................   41,802    (1,125)   (5,717)
Cash and cash equivalents at the
 beginning of the year..........................    1,449     2,574     8,291
                                                 --------   -------   -------
Cash and cash equivalents at the end
 of the year....................................  $43,251   $ 1,449   $ 2,574
                                                 ========   =======   =======

Supplemental disclosure of non-cash
  financing activities:
  Accrued and deemed dividends related
   to preferred stock...........................  $ 1,245   $ 3,227   $    --
  Accretion related to preferred stock..........  $   258   $   150   $    --
  Conversion of preferred stock to common.......  $ 2,028   $    --   $    --

Supplemental disclosures of cash flow information:

  Cash paid for interest........................  $   898   $   123   $   140
                                                 ========   =======   =======

                            See accompanying notes.

31 of 40

                               KeraVision, INC.
                  Notes to Consolidated Financial Statements

1.   Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

     KeraVision, Inc. ("KeraVision" or the "Company") was incorporated on November 6, 1986 in the State of California and reincorporated in the State of Delaware on July 25, 1995.

     The Company was founded to develop and commercialize proprietary medical products for the treatment of common vision problems. KeraVision provides Intacs(TM) corneal ring segments, and the instrument sets needed to perform the Intacs procedure for treatment of mild myopia (nearsightedness). The Company's primary target market is the United States. The Company has the exclusive license to develop and market the licensor's "proprietary rights," as defined, relating to the development of certain instruments used in the insertion of the KeraVision Intacs, the Company's initial potential product. The term of the license agreement will continue until the expiration of the last expiring patent then existing or developed thereafter by the licensor relating to the proprietary rights.

     KeraVision will be required to commit substantial resources to commercialize INTACS inserts. In addition, KeraVision will be required to commit additional resources to conduct the research and development, clinical studies and regularory activities necessary to bring additional products to markets. During 2000, the Company has experienced a decrease in revenues and an increase in operating expenses that has adversely affected the Company's liquidity. The Company will be required to seek additional sources of funding to finance its business operations. Management currently anticipates securing financing under an equity line of credit during 2000, and will continue to seek additional debt or equity financing. If the Company fails to obtain sufficient funds to continue operations, management may need to delay, scale back or eliminate some or all of the sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that management would otherwise seek to develop. These actions would adversely affect KeraVision's business and its financial condition and results of operations.

     Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the 1999 presentation.

Comprehensive Income

     The following table summarizes the components of accumulated other comprehensive income, (in thousands):

                                                        December 31,
                                               1999        1998       1997
                                              --------------------------------
   Foreign currency translation adjustment    $105         $107       $ --
   Unrealized gain on available-for-sale
     securities                                101            2         44
                                              --------------------------------
     Accumulated other comprehensive income   $206         $109       $ 44

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

32 of 40

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

33 of 40

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

2. Investments

      At December 31, 1999, the Company's investments were composed of the following (in thousands):

                                                             Gross    Estimated
                                                           Unrealized   Fair
                                                  Cost       Gains      Value
                                                --------   --------   --------
Money market instrument........................ $  4,128      $  --   $  4,128
Certificate of deposit.........................      170         --        170
Commercial paper...............................   17,568        101     17,669
Short-term notes...............................    5,042         --      5,042
Auction rate preferred.........................    2,325         --      2,325
Corporate debt securities......................   20,181         --     20,181
                                                --------   --------   --------
Available-for-sale investment..................   49,414        101     49,515
Included in cash & cash equivalents............   42,996         --     42,996
Included in available for sale investments..... $  6,418      $ 101   $  6,519
                                                ========   ========   ========

34 of 40

At December 31, 1998, the Company's investments were composed of the following:


                                                             Gross    Estimated
                                                           Unrealized   Fair
                                                  Cost       Gains      Value
                                                 -------   ---------  ---------
Money market instrument........................  $   215       $ --    $   215
Certificate of deposit.........................      165         --        165
Auction rate preferred.........................    1,875         --      1,875
Corporate debt securities......................    4,859          2      4,861
                                                 -------   ---------  ---------
Available-for-sale investment..................    7,114          2      7,116
Included in cash & cash equivalents............      837         --        837
Included in available for sale investments.....   $6,277       $  2    $ 6,279
                                                 =======   =========  =========

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

4. Capital Lease Obligations

     The Company leases certain office and manufacturing equipment under capitalized leases which expire in 2003. The total future minimum lease payments under capital leases as of December 31, 1999 are as follows (in thousands):

Years ended December 31:

           2000.............................      $  875
           2001.............................         546
           2002.............................         462
           2003.............................         217
                                                  ------
 Total minimum lease payments...............       2,100
 Amounts representing interest..............        (385)
                                                  ------
 Present value of minimum lease payments....       1,715
 Less current portion.......................        (685)
                                                  ------
                                                  $1,030
                                                  ======

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

5. Commitments

Leases

     The Company rents office facilities under operating lease agreements which expire at various dates through 2004. The facility lease agreements provides for an option for the Company to extend the lease for an additional five years. Aggregate annual rental commitments under noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

           2000.............................      $  776
           2001.............................         771
           2002.............................         800
           2003.............................         831
           2004.............................         498
                                                --------
 Total minimum lease payments...............      $3,676
                                                ========

35 of 40

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

           2000.............................     $   632
           2001.............................       5,421
                                                 -------
           Total debt payments..............       6,053
           Amounts representing interest....      (1,526)
                                                 -------
                                                 $ 4,527
                                                 =======

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

36 of 40

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

     Information relative to stock option activity under all plans is as follows:

                                                   Outstanding Options
                                            -----------------------------------
                                                         Weighted
                                  Available    Number     Average    Aggregate
                                     for         of      Exercise    Exercise
                                    Grant      Shares      Price      Price
                                  ---------  ----------  --------  -----------
Balance at December 31, 1996.....   451,376   1,031,229      9.02    9,303,522
 Authorized......................   300,000        --         --          --
 Granted.........................  (515,342)    515,342      7.86    4,049,417
 Canceled........................    56,116     (59,411)    12.45     (739,954)
 Exercised.......................       --     (123,555)     2.13     (263,559)
                                   --------  ----------            -----------
Balance at December 31, 1997.....   292,150   1,363,605      9.06   12,349,426
 Authorized......................   590,000        --         --          --
 Granted, including 328,781
  repriced options...............  (892,131)    949,731      6.14    5,859,373
 Canceled........................   601,164    (679,204)    11.36   (7,712,820)
 Exercised.......................       --     (152,556)     2.72     (415,491)
                                   --------  ----------            -----------
Balance at December 31, 1998.....   591,183   1,481,576      6.80   10,080,488
 Authorized......................   450,000        --         --          --
 Granted.........................  (550,250)    550,250     15.47    8,512,282
 Canceled........................    81,891     (86,861)     8.04     (698,683)
 Exercised.......................       --     (104,259)     6.19     (644,920)
                                   --------  ----------            -----------
Balance at December 31, 1999.....   572,824   1,840,706     $9.37  $17,249,167
                                   ========  ==========  ========= ===========

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

37 of 40

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

Common Stock Reserved for Issuance

     The Company has reserved shares of common stock for the following at December 31, 1999:

  Exercises under the 1987 Stock Option Plan................        175,200
  Purchases under the 1995 Employee Stock Purchase Plan.....         83,367
  Exercises under the 1995 Stock Option Plan................      1,507,017
  Exercises under the 1995 Directors Option Plan............        147,500
  Exercises under the 1997 Stock Option Plan................        583,813
  Exercises of warrants.....................................         55,492
  Conversion of Redeemable Convertible Series B
    preferred stock.........................................      2,384,908
  Conversion of undesignated preferred stock................      2,000,000
                                                                  ---------
                                                                  6,937,297
                                                                  =========
38 of 40

Stockholder Rights Plan

     On August 18, 1997, the Company's Board of Directors adopted a Stockholders' Rights Plan (the "Rights Plan"). In conjunction with the Rights Plan, the Board of Directors declared a dividend of one right ("Right") to purchase one one-thousandth of a share of preferred stock on each share of common stock. Under the terms of the Rights Plan, the Rights become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer that would result in ownership by a person or group of 20% or more of the Company's common stock, subject to certain exceptions. Each Right has an exercise price of $60.00 and, in certain circumstances, may become exercisable or exchangeable for consideration. Each Right, following the time the Rights become exercisable, may be redeemed for $0.01 at the option of the Board of Directors.

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
                                          ==========  ==========  ==========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                          Year Ended December 31,
                                          -----------------------
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
                                          ==========  ==========

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The deferred tax asset valuation allowance increased $7,071,000, $8,935,000 and $8,048,000 in 1999,
1998 and 1997, respectively.

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

SCHEDULE II

                               KeraVision, Inc.
                       Valuation and Qualifying Accounts
                                (in thousands)

                                        Balance at    Charged to                  Balance
                                        Beginning      Costs and    Deductions    At End
                                        of Period      Expense      Write-offs   of Period
Allowance for doubtfull accounts:
  Year ended December 31, 1997.......       $--           $--         $--         $--
                                        =================================================
  Year ended December 31, 1998.......       $--           $--         $--         $--
                                        =================================================
  Year ended December 31, 1999.......       $--           $522-       $3          $519
                                        =================================================

--------------------------------------------------------------------------------

39 of 40

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                    KERAVISION, INC.
                                    a Delaware Corporation


                                    By: /s/ THOMAS M. LOARIE
                                       -------------------------------
                                       Thomas M. Loarie,
                                       Chief Executive Officer and
                                       Chairman of the Board
                                       October 13, 2000


40 of 40

                               KERAVISION. INC.
                               Index to Exhibits


Exhibit
Number                       Description

21        Subsidiaries of KeraVision, Inc.
23.1      Consent of Ernst & Young LLP, Independent Auditors
24.1      Power of Attorney (included on page 26)
27        Financial Data Schedule

--------------------------------------------------------------------------------