Form 10-Q
period 2000-09-30
KERAVISION INC /DE/
filed 2000-11-13
CIK 946154

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________to_____________________

                        Commission file number 0-26208

                              ------------------

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

                              ------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 3, 2000 there were 18,898,024 shares of Common Stock outstanding.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION (unaudited)

Item 1. Condensed Consolidated Balance Sheets as of September 30, 2000
        and December 31, 1999..............................................    3

        Condensed Consolidated Statements of Operations for the
        three-month and nine-month periods ended September 30, 2000
        and 1999...........................................................    4

        Condensed Consolidated Statements of Cash Flows for the
        nine-month periods ended September 30, 2000 and 1999...............    5

        Notes to Condensed Consolidated Financial Statements...............    6

Item 2. Management's Discussion and Analysis of Financial Conditions
        and Results of Operations..........................................    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   16

PART II. OTHER INFORMATION

Item 2. Changes in Securities..............................................   17

Item 6. Exhibits and Reports on Form 8-K...................................   17

SIGNATURES.................................................................   18

                               KERAVISION, INC.
                     Condensed Consolidated Balance Sheets
              (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                     September 30,  December 31,
                                                         2000          1999*
                                                      -----------   -----------
Assets

Current assets:
  Cash and cash equivalents........................   $  15,304      $  43,251
  Available-for-sale investments...................       4,175          6,519
  Accounts receivable, net.........................         275            567
  Inventory........................................       2,537          2,403
  Prepaid expenses and other current assets........         617          1,161
                                                      ---------      ---------
Total current assets...............................      22,908         53,901

Property and equipment, net........................       2,613          2,604
Other assets.......................................         924            634
                                                      ---------      ---------

Total assets.......................................   $  26,445      $  57,139
                                                      =========      =========

Liabilities and stockholders' equity (net capital deficiency)

Current liabilities:
  Accounts payable.................................   $   1,061      $   2,282
  Accrued payroll and related expenses.............         828          1,172
  Accrued clinical trial costs.....................       1,570          1,674
  Other accrued liabilities........................         542            792
  Current portion of capital lease obligations.....         685            685
  Short-term debt..................................       4,721          4,527
                                                      ---------      ---------
Total current liabilities..........................       9,407         11,132

Capital lease obligations..........................         467          1,030
Redeemable convertible series B preferred stock....      18,108         16,964

Stockholders' equity (net capital deficiency):
  Common stock.....................................          19             19
  Additional paid-in capital.......................     148,249        147,548
  Accumulated other comprehensive income...........          57            206
  Accumulated deficit..............................    (149,024)      (118,939)
  Notes receivable from stockholders...............        (838)          (821)
                                                      ---------      ---------
Total stockholders' equity
(net capital deficiency)...........................      (1,537)        28,013
                                                      ---------      ---------

Total liabilities and stockholders' equity
(net capital deficiency)...........................   $  26,445      $  57,139
                                                      =========      =========

                            See accompanying notes.

* Derived from audited financial statements.

                               KERAVISION, INC.
                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------- --------------------
                                           2000       1999      2000       1999
                                         -------    -------   --------   --------
Net sales..............................  $   426    $ 4,188   $  2,133   $  8,569

   Costs and expenses:
       Cost of sales and manufacturing
       expenses........................    1,332      2,915      4,668      7,530
       Research and development........    1,698      2,293      6,308      6,494
       Selling, general and
       administrative..................    6,317      4,258     20,848     12,429
                                         -------    -------   --------   --------
   Total costs and expenses............    9,347      9,466     31,824     26,453
                                         -------    -------   --------   --------
   Operating loss......................   (8,921)    (5,278)   (29,691)  (17,884)
   Interest income and other, net......      424        555      1,594       619
   Interest expense....................     (295)      (227)      (844)     (607)
                                         -------    -------   --------   --------

   Net loss............................   (8,792)    (4,950)   (28,941)  (17,872)
                                         -------    -------   --------   --------

   Preferred stock dividend
   requirements:
     Redeemable convertible series B,
     including accretion...............     (389)      (369)    (1,144)   (1,144)
                                         -------    -------   --------   --------

   Net loss applicable to common
   stockholders........................  $(9,181)   $(5,319)  $(30,085) $(19,016)
                                         =======    =======   ========   ========
   Basic and diluted net loss per
   share applicable to common
   stockholders........................   $(0.49)    $(0.32)    $(1.60)   $(1.34)
                                         =======    =======   ========   ========
   Shares used in calculation of net
   loss per share......................   18,898     16,428     18,861    14,201

                            See accompanying notes.

                               KERAVISION, INC.
                Condensed Consolidated Statements of Cash Flows
                Increase(Decrease) in cash and cash equivalents
                                (in thousands)
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                ------------------
                                                                   2000     1999
                                                                --------  --------
Cash flows from operating activities:
  Net loss...................................................   $(28,941) $(17,872)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation.............................................        742       523
    Loss from disposal of fixed assets.......................         72        --
    Amortization of debt discount............................        194       121
    Interest receivable on stockholders' notes...............        (25)       --
    Payments on stockholders' notes..........................          8        36
    Amortization of deferred compensation....................         --        30
    Changes in operating assets and liabilities:
      Accounts receivable....................................        292      (298)
      Inventory..............................................       (134)   (1,278)
      Prepaid expenses and other current assets..............        544       (28)
      Other assets...........................................       (290)        8
      Accounts payable.......................................     (1,221)     (296)
      Other accrued liabilities..............................       (698)    1,421
                                                                --------  --------
  Net cash used in operating activities......................    (29,457)  (17,633)
                                                                --------  --------
Cash flows from investing activities:
  Purchases of available-for-sale investments................     (5,249)   (6,523)
  Sales of available-for-sale investments....................      3,425     6,242
  Maturities of available-for-sale investments...............      4,019        --
  Capital expenditures.......................................       (823)   (1,060)
                                                                --------  --------
    Net cash provided by/used in investing activities........      1,372    (1,341)
                                                                --------  --------
Cash flows from financing activities:
  Principal payments under capital lease obligations.........       (563)     (357)
  Proceeds from sales-leaseback of capital equipment.........         --       132
  Proceeds from issuance of short-term debt and warrants.....         --     5,000
  Proceeds from issuance of equity securities................        701    64,421
                                                                --------  --------
    Net cash provided by financing activities................        138    69,196
                                                                --------  --------
Net increase(decrease) in cash and cash equivalents..........    (27,947)   50,222
Cash and cash equivalents at the beginning of the period.....     43,251     1,449
                                                                --------  --------
Cash and cash equivalents at the end of the period...........     15,304  $ 51,671
                                                                =======   ========
Supplemental disclosure of non-cash investing and financing
 activities:
Accrued dividends related to preferred stock.................   $    950  $  1,009
                                                                =======   ========
Accretion related to preferred stock.........................   $    194  $    136
                                                                =======   ========

                            See accompanying notes.

                               KERAVISION, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed financial statements of KeraVision, Inc. (the "Company" or "KeraVision"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2000, the statements of operations for the three and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 1999 is derived from audited financial statements at that date.

     Results for three and nine-months ended September 30, 2000 and 1999 are not necessarily indicative of results for any other interim period or for any year.

     KeraVision will be required to commit substantial resources to commercialize INTACS inserts. In addition, KeraVision will be required to commit additional resources to conduct the research and development, clinical studies and regulatory activities necessary to bring additional products to market. During 2000, the Company has experienced a decrease in revenues and an increase in operating expenses that has adversely affected the Company's liquidity. The Company will be required to seek additional sources of funding to finance its business operations. Management currently anticipates securing financing under an equity line of credit during 2000, and will continue to seek additional debt or equity financing. If the Company fails to obtain sufficient funds to continue operations, management may need to delay, scale back, or eliminate some or all of the sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that management would otherwise seek to develop. These actions would adversely affect KeraVision's business and its financial condition and results of operations.

2. Net Loss Per Common Share

     Net loss per common share is computed based on the weighted average number of common shares outstanding and excludes potentially diluted. For the periods ended September 30, 2000 and 1999 dividends and accretion related to the redeemable preferred stock are added to the net loss to arrive at net loss applicable to common stockholders. 602,654 shares of redeemable convertible preferred stock, options and warrants to purchase 2,274,874 and 55,492 shares of common stock were outstanding at September 30, 2000 but were not included in the computation of diluted net loss per share as the Company incurred a net loss in the periods presented and the effect of the securities would have been anti-dilutive.

3. Inventory

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company's inventory was composed of the following (in thousands):
                                             September 30,   December 31,
                                                  2000           1999
                                             -------------- -------------
       Raw materials.........................    $  260         $1,168
       Finished goods........................     2,277          1,235
                                                 ------         ------
        Total................................     2,537         $2,403
                                                 ======         ======

4. Available-for-sale investments

     The Company's available-for-sale investments at September 30, 2000 were composed of the following (in thousands):
                                                  Gross Unrealized   Estimated
                                          Cost        Gains/Loss     Fair Value
                                         ------- ------------------ ------------
Money market Instruments................ $ 2,563          $--         $ 2,563
Certificates of deposit.................     175           --             175
Auction rate preferred stock............   4,000           --           4,000
Corporate debt securities...............  10,799           --          10,799
                                         ------- ------------------ ------------
Available-for-sale investments..........  17,537           --          17,537
Included in cash & cash equivalents.....  13,362           --          13,362
                                         ------- ------------------ ------------
Included in available for sale
 investments............................ $ 4,175          $--         $ 4,175
                                         ======= ================== ============

     All available-for-sale investments mature within one year. Gross realized gains and losses were not significant during the nine-month periods ended September 30, 2000 and 1999.

     At December 31, 1999, the Company's investments were composed of the following (in thousands):

                                                  Gross Unrealized   Estimated
                                          Cost          Gains        Fair Value
                                         ------- ------------------ ------------
Money market Instruments................ $ 4,128          $--         $ 4,128
Certificates of deposit.................     170           --             170
Commercial paper........................  17,568          101          17,669
Short-term notes........................   5,042           --           5,042
Auction rate preferred stock............   2,325           --           2,325
Corporate debt securities...............  20,181           --          20,181
                                         ------- ------------------ ------------
Available-for-sale investments..........  49,414          101          49,515
Included in cash & cash equivalents.....  42,996           --          42,996
                                         ------- ------------------ ------------
Included in available for sale
 investments............................ $ 6,418         $101         $ 6,519
                                         ======= ================== ============

5. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

                                                               Nine Months Ended
                                                                 September 30,
                                                             -------------------
                                                               2000      1999
                                                             --------- ---------
     Net loss............................................... $(28,941) $(17,872)
     Change in unrealized gain/loss on available-for-sale
      investment............................................     (101)      167
     Foreign currency translation adjustment................      (48)        7
                                                             --------- ---------
        Total comprehensive loss............................ $(29,090) $(17,698)
                                                             ========= =========


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

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 does not have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (FAS 133). The Company is required to adopt FAS 133 for the year ending December 31, 2001. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on our financial position or results of operations.

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

Results of Operations

  Three Months Ended September 30, 2000 and 1999

     Net sales decreased 90 percent or $3.8 million to $426,000 for the third quarter ended September 30, 2000 as compared to the $4.2 million in revenues for the same quarter a year ago. As a result of the reduction in new surgeon training, training-related surgeon kit sales were down from the third quarter of 1999. The change in revenue reflects a transition towards building on-going sales of Intacs from procedures volume, the focus in the first half of 2000, and away from initial sales of surgeon startup kits, which was the focus in 1999 following FDA approval in April 1999. Each kit includes two sets of proprietary instruments to perform the Intacs placement procedure and a supply of 18 Intacs corneal ring segments. The predominant portion of the revenues received from the sale of the kits was attributable to the proprietary instruments. Significant growth of our net sales will be dependent upon our ability to sell Intacs in increasing volumes.

     Cost of sales and manufacturing expenses totaled $1.3 million in the three-month period ended September 30, 2000 as compared to $2.9 million in the comparable prior year period. The decrease in cost of sales and manufacturing expenses primarily reflected lower variable costs as a result of lower net sales.

     Research and development expenses, which include clinical and regulatory expenses, for the three-month period ended September 30, 2000 were $1.7 million, a decrease of $600,000 from the three-month period ended September 30, 1999. The decrease is primarily due to the reduction in research and development, clinical trials, and a favorable change in estimate, in the third quarter of 2000, in clinical trial costs.

     Selling, general and administrative expenses of $6.3 million were incurred in the three-month period ended September 30, 2000, an increase of $2.1 million from the $4.3 million incurred in the comparable prior year period. The increase is primarily due to increased staffing and marketing efforts related to market development in the U.S. which included the development of a new website and advertising. The Company expects sales and marketing expenses could continue to increase as further investments in marketing our product in the United States are incurred.

     Interest income and other, net was $424,000 for the three-month period ended September 30, 2000, as compared to $555,000 in the comparable prior year period. Interest income decreased due to lower average cash balances period-over-period. Interest expense remained relatively consistent with the comparable prior year period, increasing $68,000 to $295,000 for the three-month period ended September 30, 2000.


Nine months ended September 30, 2000 and 1999

     Net sales for the nine-month period ended September 30, 2000 totaled $2.1 million, a decrease of $6.4 million from $8.6 million for the nine-month period ended September 30, 1999. As part of the reduction in new surgeon training, training-related surgeon kit sales were down from the from the nine-month period ended September 30, 1999, which resulted in a reduction in revenues period-over-period of $6.4 million.

     Cost of sales and manufacturing expenses totaled $4.7 million in the 2000 period as compared to $7.5 million in the 1999 period. The decrease in cost of sales and manufacturing expenses reflected primarily lower variable costs as a result of lower net sales and change in sales mix.

     Research and development expenses, which include clinical and regulatory expenses, for the 2000 period were $6.3 million, which was relatively consistent with the previous years nine-month period expense.

     Selling, general and administrative expenses were $20.8 million in the 2000 period, which represented an increase of $8.4 million from the 1999 period, primarily due to increased marketing efforts related to market development in the U.S.

     Interest income and other, net was $1,594,000 for the nine-month period ended September 30, 2000, as compared to $619,000 in the comparable prior year period. Interest income increased due to the short-term investment of proceeds from the secondary public offering completed on August 17, 1999. Interest expense increased $237,000 to $844,000 for the nine-month period ended September 30, 2000. The increase was primarily due to the increase in average short-term debt balances.


Liquidity and Capital Resources

     In October 2000, KeraVision filed a registration statement with the U.S. Securities and Exchange Commission for the sale of up to 3,760,706 shares of common stock, paving the way for the company to complete a new financing agreement. Among the options being considered is an equity line of credit that would allow the company to draw funds on a periodic basis by selling shares over time.

     KeraVision has financed its operations since incorporation primarily through its public offerings, private sales of preferred stock, interest income, equipment financing arrangements and the May 1999 acquisition of Transcend Therapeutics and its net cash balance of $8.5 million. Cash used in operating activities for the first nine months of 2000 increased to $29.5 million from $17.6 million in the comparable period of the prior year. The use of cash for operating activities was primarily affected by an increase in net loss reflecting increased selling, general and administrative, and research and development expenses. Cash and investments were approximately $19.5 million at

September 30, 2000. Capital expenditures for the first nine months of 2000 and 1999 were $823,000 and $1,060,000, respectively.

     The Company believes it has the financial resources to meet business requirements through at least March 31, 2001. The Company's future cash requirements, however, may vary materially from those now planned because of results of research, development and clinical testing, establishment of relationships with strategic partners, changes in focus and direction of the Company's research and development programs, changes in the scale, timing, or cost of the Company's commercial manufacturing facility, competitive and technological advances, the FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. In addition, we anticipate that we will need to obtain additional funds in the near future to continue our business operations. We cannot assure you that we will be able to obtain additional sources for funding our business operations when necessary, and we cannot assure you that other sources of funding, if any, will be available on terms favorable or acceptable to KeraVision. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop and that such efforts would impact our future results.

Additoinal Factors That Might Affect Future Results

     Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In any such case, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

KeraVision is incurring operating losses and may not achieve profitability in
-----------------------------------------------------------------------------
the future.
-----------

     KeraVision has generated only limited revenues to date and has experienced significant operating losses every year since its inception in 1986. We expect to continue to experience increasing expenses as we expand our sales and marketing efforts, and we expect to continue to incur substantial operating losses until sufficient revenues can be generated to offset these expenses. We cannot predict the amount of our future operating losses or the length of time required for us to achieve and sustain profitability or if we will be able to achieve profitability.

KeraVision needs market acceptance of INTACS inserts and other products to be
-----------------------------------------------------------------------------
successful.
-----------

     KeraVision's future performance depends upon the degree of market acceptance of INTACTS(TM) micro-thin prescription inserts for correction of myopia, and on KeraVision's ability to successfully manufacture, market, deliver and support INTACS inserts. We cannot assure you that INTACS inserts or any future product that KeraVision develops will achieve or maintain acceptance in their target markets. To be successful, INTACS inserts will have to be accepted by ophthalmic surgeons as well as by patients. Until April 1999, KeraVision has sold its product primarily in Canada, France and Germany and generated only limited revenues. KeraVision began selling INTACS inserts in the United States in the second quarter of 1999. Many surgeons have already invested significant time and resources in developing expertise in other corrective ophthalmic surgical techniques and may be unwilling to devote the time and resources necessary to incorporate the procedure for INTACS inserts placement into their practices.

     We intend to market our products to people whose vision can be corrected with eyeglasses or contact lenses. We cannot assure you that these persons will elect to undergo surgical insertion of INTACS inserts when nonsurgical vision-correction alternatives are available. KeraVision believes that the inability of some patients to afford the procedure and the psychological aversion of some patients to refractive surgery may further limit the potential market for INTACS inserts. The extent of, and rate at which, INTACS inserts and our future products achieve market acceptance and penetration is a function of many variables including price, safety, efficacy, reliability and sales and marketing efforts.

We have limited sales and marketing experience and may not be able to
---------------------------------------------------------------------
successfully sell or market our products.
------------------------------------------

     We have only sold products in the United States since April 1999, in Canada since mid-1998 and in Europe since late 1996 and to date have generated only limited revenues. Most of the revenue recognized to date is from the sales of instruments used to perform the procedure for the placement of INTACS. Our revenues have declined since the second quarter of 1999 as we have shifted our sales focus from instruments to seeking to build up our sales of INTACS inserts.

     To successfully market and sell our products, we will need to develop and maintain a sales force which has established relationships with surgeons and which has consumer marketing skills. We recently changed over a large portion of the sales force. We will need significant resources to recruit and retain skilled sales management, direct sales persons and distributors. To the extent that KeraVision has established or enters into distribution arrangements for the sale of its products, KeraVision is and will be dependent on the efforts of third parties. We cannot assure you that our sales and marketing efforts will be successful.

KeraVision may not be able to execute its business plan if a significant amount
-------------------------------------------------------------------------------
of capital is not available to it in the near future.
------------------------------------------------------

     KeraVision will be required to commit substantial resources to establish production, marketing and sales capabilities to successfully commercialize INTACS inserts. In addition, KeraVision will be required to commit additional resources to conduct the research and development, clinical studies and regulatory activities necessary to bring additional products to market. We currently anticipate that cash from operations will be sufficient to fund KeraVision's operations through March 31, 2001. We will be required to seek additional sources for funding our business operations, and we cannot assure you that other sources of funding will be available when needed or available on terms favorable or acceptable to KeraVision. We cannot be sure that any of the 3,760,706 shares registered in our S-2 filed with the SEC on October 13, 2000 will be issued. If we fail to obtain sufficient funds to continue our operations, we may need to delay, scale back or eliminate some or all of our sales and marketing efforts, research and product development programs, clinical studies or regulatory activities or license third parties to commercialize products or technologies that we would otherwise seek to develop. These actions would adversely affect our ability to execute our business plan.

KeraVision may not, in the future, continue to meet the requirements for
------------------------------------------------------------------------
continued listing on the Nasdaq National Market.
-------------------------------------------------

     KeraVision's stock price has been, and is likely to continue to be, volatile. The market price of our common stock has fluctuated substantially, from a high of $29.13 on July 8, 1999 to a low of $1.75 on October 31, 2000. As a result of this volatility, we may not, in the future, continue to meet the requirements for continued listing on the Nasdaq National Market. Our inability to satisfy the continued listing requirements of the Nasdaq National Market could have a material adverse effect on the trading price and liquidity of our stock. The market price of the shares of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by KeraVision or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, and there can be no assurance that the market price of our common stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against KeraVision, could result in substantial costs and a diversion of management's attention and resources.

KeraVision has limited manufacturing experience and may be unable to develop
----------------------------------------------------------------------------
commercial-scale manufacturing capabilities.
---------------------------------------------

     To be successful, we must manufacture our products and potential products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, although we have sufficient manufacturing capacity, we have limited experience in manufacturing medical devices and other products. We cannot assure you that KeraVision will be able to develop commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. Production of commercial-scale quantities will involve technical challenges for us. As we establish our own commercial-scale manufacturing capability for INTACS inserts, we could incur significant scale-up expenses including the need to expand our facilities and hire additional personnel. We may seek collaborative arrangements with other companies to manufacture products and potential products, including INTACS inserts. If we are dependent upon third parties for the manufacture of our products, our profit margins and ability to develop and deliver such products on a timely basis may be adversely affected. Moreover, we cannot assure you that such third parties will adequately perform, and any failures by these parties may impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

KeraVision may not be able to obtain additional regulatory approvals or maintain
--------------------------------------------------------------------------------
current approvals, which could delay the sale and distribution of current and
-----------------------------------------------------------------------------
future products and adversely affect our revenues.
---------------------------------------------------

     The research, manufacture, sale and distribution of medical devices, including KeraVision's current and planned products, is subject to regulations imposed by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies. Securing regulatory approval for KeraVision's additional products and new uses of existing products may entail a lengthy, expensive and uncertain process involving, for example, submission to the FDA of extensive clinical data and other supporting information. Unless an exemption applies, each medical device that we wish to market in the U.S. must receive either "510(k) clearance" or "PMA approval" in advance from the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The current PMA approval for INTACS inserts is limited to mild myopia. A separate PMA approval or PMA supplement approval supported by clinical data will be required to expand the indications for use of INTACS inserts to new ranges of myopia, and to hyperopia and astigmatism.

     To generate revenue growth, KeraVision must continue to develop, obtain regulatory approval for, and successfully commercialize new products. The time frame to develop and successfully commercialize additional products and modifications of existing products is long and uncertain. Although KeraVision has received regulatory approval to market INTACS inserts in the United States, the European Union and Canada, we cannot assure you that we will successfully complete our efforts to secure regulatory approval for this product to be marketed elsewhere. Furthermore, we cannot assure you that KeraVision will successfully obtain regulatory approval in the U.S. or elsewhere for marketing our future new or modified products or indications.

     Having received approval from the FDA for the correction of mild myopia, INTACS inserts are subject to additional post-market testing, extensive record keeping and other device follow up required by the FDA and other regulatory agencies. In addition, to the extent KeraVision continues to perform the manufacturing function, we will be required to adhere to additional FDA requirements for the manufacture and distribution of INTACS inserts. KeraVision's ongoing compliance with the Quality System Regulation, labeling and other applicable regulatory requirements is monitored through periodic inspections by federal and state agencies, including the FDA, and comparable agencies in other countries. Current FDA enforcement policy strictly prohibits the marketing of medical devices for unapproved ("off label") uses. Product approvals can be withdrawn due to unforeseen safety or effectiveness problems following initial marketing. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, suspensions or withdrawal of regulatory approvals, product recalls, product seizures, including cessation of manufacturing and sales, operating restrictions and criminal prosecution. Any such FDA enforcement actions could have a material adverse effect on KeraVision's business, financial condition and results of operations.

KeraVision will need to find a new supplier for the raw material we use in
--------------------------------------------------------------------------
manufacturing our products.
----------------------------

     Our sole supplier of polymethylmethacrylate (PMMA), the polymer raw material used in manufacturing INTACS inserts, no longer provides the particular material we use for INTACS inserts, and this supplier has notified us that the material may be purchased by special order only. We currently have what we estimate is at least a three-year supply of PMMA. We have not yet made arrangements to obtain additional PMMA beyond this supply. We have stored our current supply of PMMA in two separate locations. Should the PMMA at either or both of these locations be damaged or destroyed, our ability to continue to manufacture and distribute INTACS inserts or additional products may be seriously impaired. We would be required to find an alternate source of PMMA or a similar polymer material, or commence manufacturing the raw material ourselves. We would need to obtain FDA regulatory approval for the use of new raw materials in any of our products or to qualify a new PMMA supplier. If we elected to manufacture PMMA ourselves, we would need to establish manufacturing facilities for this purpose, hire additional personnel, and obtain additional regulatory approvals, processes which could take up to several years and require additional expenditures. We cannot assure you that:

 .  our supplier will be able to fulfill future special orders for PMMA;
 .  interruptions in supplies will not occur in the future;
 . we will be able to obtain a new source for the supply of PMMA or establish facilities to manufacture PMMA, both of which would require approval of additional regulatory submissions; or
 .  our current supply will last as long as we anticipate.

     We have identified an alternative material for use in manufacturing INTACS inserts. We have begun the qualification efforts required to obtain regulatory approval, but we cannot assure that the alternate material will be approved or useful for manufacturing our products. In the event we are unable to obtain alternative supplies of materials upon the depletion of our current supply we will experience delays in the production of INTACS inserts and will need to obtain other alternate materials. If we are required to manufacture INTACS inserts using alternate materials we will also be required to obtain FDA approval of this material, a process that could take several years and cause us to incur substantial costs. Furthermore, we cannot assure you that we will be able to obtain FDA approval of a new material at all. Any interruption of supply would have a material adverse effect on KeraVision's ability to manufacture INTACS inserts or future products which could have a material adverse effect on our business, financial condition or results of operations.

KeraVision may not have the ability to obtain and maintain patents on INTACS
----------------------------------------------------------------------------
inserts and our technology which could permit others to develop similar products
--------------------------------------------------------------------------------
or more easily compete with our business.
------------------------------------------

     KeraVision's commercial success depends in part on acquiring and maintaining patent and trade secret protection of INTACS inserts technology, INTACS inserts and any other potential products we seek to develop. We cannot assure you that KeraVision will be successful in obtaining additional necessary patents or license rights; KeraVision's processes or products will not infringe patents or proprietary rights of others; or that any issued patents will provide KeraVision with any competitive advantages or will withstand challenges by third parties.

     KeraVision is aware of ongoing academic research on both solid and injectable forms of corneal inserts. We cannot assure you that others will not independently develop similar products or design products that circumvent any patents owned or licensed by KeraVision.

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

KeraVision may not be able to successfully compete in the highly competitive
----------------------------------------------------------------------------
field of vision correction.
----------------------------

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

     Most of the other companies in the vision correction market are larger and better financed than KeraVision. Several companies have received approval to market their laser systems for refractive surgery in the United States, including VISX, Summit Technology, Inc. (recently purchased by Alcon, a division of Nestle Corporation), Bausch & Lomb, and Nidek, and others may receive similar approvals in the future.

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

Long-term follow-up data may not demonstrate that INTACS inserts are safe and
-----------------------------------------------------------------------------
effective.
-----------

     INTACS inserts represent a relatively new technology, clinical data for which dates back to 1991. KeraVision has developed only limited long-term clinical data to date on the safety and efficacy of INTACS inserts in correcting mild myopia. The FDA is requiring KeraVision to provide data to assess the effects of INTACS inserts on the corneal endothelium after two years of implantation. If these and other long-term data show that INTACS inserts are not safe and effective, our ability to commercialize INTACS inserts may be adversely affected. We cannot assure you that INTACS inserts will prove to be safe or effective over the long term in correcting vision. If INTACS inserts fail to perform as anticipated our revenue growth will be limited. Complications associated with INTACS inserts may affect KeraVision's ability to gain market acceptance for INTACS inserts or to obtain additional regulatory approvals.

     Some patients who have received INTACS inserts have experienced various complications. These complications include infection, shallow placement, anterior chamber perforation, overcorrection, reduction in central corneal sensation, difficulty with night vision, undercorrection, induced astigmatism, blurry vision, double vision, halos, glare, corneal blood vessels and fluctuating distance vision. We cannot assure you that these complications or side effects will not be serious or lasting, will not impair or preclude acceptance of the product by patients or ophthalmologists, will not preclude KeraVision from obtaining regulatory approval for additional products or will not cause withdrawal of approval for INTACS inserts.

     In addition, negative publicity surrounding complications associated with other surgical vision correction procedures could negatively impact market acceptance for our product.

Our ability to operate our business may be adversely affected if we are unable
------------------------------------------------------------------------------
to retain our key personnel or to hire additional key personnel.
-----------------------------------------------------------------

     Our success depends in large part on our ability to attract and retain key management, technical, manufacturing, sales and marketing and other operating personnel. We cannot assure you that KeraVision will be able to attract and retain the qualified personnel or develop the expertise in these areas as needed for our business. The loss of the services of one or more members of these groups or the inability to hire additional personnel and develop expertise as needed could limit our ability to successfully commercialize INTACS inserts and additional products. Such persons are in high demand and often receive competing employment offers.

KeraVision is subject to the risk of product liability litigation, and product
------------------------------------------------------------------------------
liability insurance may be unavailable.
----------------------------------------

     KeraVision faces a risk of exposure to product liability claims and product recalls if the use of INTACS inserts or any future product is alleged to have resulted in serious adverse effects. We cannot assure you that the precautions we take with respect to these risks will prevent KeraVision from incurring significant liability. We also cannot assure you that our current product liability insurance policies will cover any or all material liabilities or that the coverage we have obtained will continue to be available at an acceptable cost, if at all, before or after commercialization of any of KeraVision's products. A product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on KeraVision's business and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

     KeraVision is exposed to financial market risks from changes in interest rates related to our investment portfolio, short-term debt, and capital lease obligations. To mitigate these risks, we invest in debt instruments that meet high credit quality standards and we further limit the amount of credit exposure to any one issue, issuer, or type of instrument. KeraVision also limits the maturity of debt investments to one year or less. KeraVision does not utilize derivative financial instruments. As of September 30, 2000, we held $19.5 million of interest rate sensitive investments in debt securities. The interest rate exposure of the investments is partially offset by $5.9 million of short-term debt and capital lease obligations outstanding as of September 30, 2000. A hypothetical 1% increase in interest rates would result in a decrease in the net fair value of the interest rate sensitive securities of less than $10,000 as of September 30, 2000. This estimate is based on sensitivity analyses performed on our financial positions at September 30, 2000. Actual results may differ materially.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

     The Company sold no unregistered securities during the period but did issue 15,125 additional shares of its Series B Convertible Preferred Stock to holders of Series B Convertible Preferred Stock as a stock dividend for the previous quarter. These dividend shares were not registered under the Securities Act of 1933, because their issuance did not constitute a sale under the Securities Act of 1933. The shares issued have the same conversion and other rights as the originally issued shares of Series B Convertible Preferred Stock.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1 Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's registration statement on Form S-1 (File No. 33-92880) and incorporated herein by reference)

3.2     Amended and Restated Bylaws of the Company, as amended (filed as Exhibit
3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed with the Commission on May 3, 1999 ("Form 10-K/A") and incorporated herein by reference)

4.1 Preferred Shares Rights Agreement, dated as of August 18, 1997, between the Company and Bank Boston, N.A., including the Certificate of Designation of Rights, Preferences and 13 Privileges of Series A Participating Preferred Stock attached thereto as Exhibit A (filed as Exhibit 4.1 to the Company's Form 8-A filed with the Commission on August 25, 1997 and incorporated herein by reference)

4.2 Investors' Rights Agreement dated as of June 12, 1998, by and among the Company and the investors listed on Exhibit A thereto (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on April 1, 1999 ("Form 10-K") and incorporated herein by reference)

4.3 Certificate of Designation of Rights, Preferences and Privileges of Series B Convertible Preferred Stock of the Company (filed as Exhibit 3.3 to the Company's Form 10-K and incorporated herein by reference)

10.1 Form of Change of Control Agreement entered into between Registrant and John S. Galantic

10.2 Employment Agreement dated as of July 19, 1999 by and between Registrant and John S. Galantic

10.3 Form of Amendment to Change of Control Agreement entered into between Registrant and Chief Executive Officer on August 15, 2000

10.4 Form of Amendment to Change of Control Agreement entered into between Registrant and Executive Officers on August 15, 2000

27.1    Financial Data Schedule (filed via the EDGAR system)

(b) The Company did not file any Current Reports on Form 8-K during the quarterly period ended September 30, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KeraVision, Inc.


                                  By:  /s/  MARK FISCHER-COLBRIE
                                       -------------------------------------
                                            Mark Fischer-Colbrie
                                  Vice President, Finance and Administration
                                          and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

Date: November 13, 2000